Form 10-Q
period 2016-03-31
FSB Bancorp, Inc.
filed 2016-06-24
CIK 1667939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

FSB BANCORP, INC.

(Exact Name of Company as Specified in its Charter)

Maryland	333-210129	81-2509654
(State of Other Jurisdiction of	(Commission File No.)	(I.R.S. Employer Identification No.)
Incorporation)

45 South Main Street, Fairport, NY 14450

(Address of Principal Executive Office) (Zip Code)

(585) 377-8970

(Issuer's Telephone Number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☐          NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒          NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐    Accelerated filer☐    Non-accelerated filer☐      Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

As of June 24, 2016, there were 100 shares issued and outstanding of the registrant’s common stock.

FSB BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

FSB Community Bankshares, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2016	2015
ASSETS:
Cash and due from banks	$1,623	$1,550
Interest earning demand deposits	6,489	4,597
Total cash and cash equivalents	8,112	6,147
Available-for-sale securities, at fair value	19,284	19,968
Held-to-maturity securities, at amortized cost (fair value of $9,804 and $13,222, respectively)	9,556	12,979
Investment in Federal Home Loan Bank stock, at cost	2,415	2,388
Loans held for sale	3,907	3,880
Loans	206,563	202,641
Less: Allowance for loan losses	(855)	(811)
Loans receivable, net	205,708	201,830
Bank owned life insurance	3,646	3,629
Accrued interest receivable	643	655
Premises and equipment, net	2,965	2,744
Other assets	1,546	1,587
Total assets	$257,782	$255,807

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Non-interest bearing	$6,563	$6,974
Interest bearing	181,026	178,587
Total deposits	187,589	185,561
Long-term borrowings	46,697	46,092
Official bank checks	157	1,114
Other liabilities	1,316	1,280
Total liabilities	235,759	234,047
Stockholders' equity:
Preferred stock – no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.10; 10,000,000 authorized shares; 1,785,000 issued; 1,779,472 shares outstanding	179	179
Paid-in capital	7,240	7,239
Retained earnings	15,062	14,985
Accumulated other comprehensive loss	(36)	(212)
Treasury stock at cost, 5,528 shares	(46)	(46)
Unearned ESOP shares at cost	(376)	(385)
Total stockholders’ equity	22,023	21,760
Total liabilities and stockholders' equity	$257,782	$255,807

The accompanying notes are an integral part of the consolidated financial statements.

FSB Community Bankshares, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	March 31, 2016	March 31, 2015
Interest and dividend income:
Loans, including fees	$2,084	$1,969
Securities:
Taxable	98	128
Tax-exempt	23	23
Mortgage-backed securities	58	71
Other	4	1
Total interest and dividend income	2,267	2,192
Interest expense:
Interest on deposits	362	279
Interest on short-term borrowings	-	1
Interest on long-term borrowings	184	184
Total interest expense	546	464
Net interest income	1,721	1,728
Provision for loan losses	45	38
Net interest income after provision for loan losses	1,676	1,690
Other income:
Service fees	33	41
Fee income	66	48
Increase in cash surrender value of bank owned life insurance	17	18
Realized gain on sale of loans	348	219
Mortgage fee income	170	101
Other	37	35
Total other income	671	462
Other expense:
Salaries and employee benefits	1,356	1,265
Occupancy	254	245
Data processing costs	50	35
Advertising	30	38
Equipment	152	137
Electronic banking	26	20
Directors’ fees	66	48
Mortgage fees and taxes	91	68
FDIC premium expense	42	38
Audits and tax services	34	3
Other	177	170
Total other expenses	2,278	2,067
Income before income taxes	69	85
Benefit for income taxes	(8)	(2)
Net income	$77	$87
Earnings per common share - basic	$0.04	$0.05

The accompanying notes are an integral part of the consolidated financial statements.

FSB Community Bankshares, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
(In thousands)	March 31, 2016	March 31, 2015
Net Income	$77	$87

Other Comprehensive Income

Unrealized holding gains on available for sale securities
Unrealized holding gains arising during the period	96	10
Net unrealized gain on available for sale securities	96	10

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	113	7

Other comprehensive income, before tax	209	17
Tax effect	33	4
Other comprehensive income, net of tax	176	13
Comprehensive income	$253	$100

Tax Effect Allocated to Each Component of Other Comprehensive Income
Unrealized holding (losses) gains arising during the period	$(33)	$(3)
Accretion of net unrealized loss on securities transferred to held-to-maturity	66	7
Income tax effect related to other comprehensive income	$33	$4

The accompanying notes are an integral part of the consolidated financial statements.

(1)	The accretion of the unrealized holding losses in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and the fair value of the investment securities at the date of transfer, and is an adjustment of yield.

FSB Community Bankshares, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated Other
	Common	Paid in	Retained	Comprehensive	Treasury	Unearned
(In thousands, except share and per share data)	Stock	Capital	Earnings	Loss	Stock	ESOP	Total

Balance, January 1, 2016	$179	$7,239	$14,985	$(212)	$(46)	$(385)	$21,760

Net income	-	-	77	-	-	-	77

Other comprehensive income, net of tax	-	-	-	176	-	-	176

Effect of the employee stock ownership plan, net	-	-	-	-	-	-	-

ESOP shares committed to be released	-	1	-	-	-	9	10

Balance, March 31, 2016	$179	$7,240	$15,062	$(36)	$(46)	$(376)	$22,023

Balance, January 1, 2015	$179	$7,239	$14,472	$(226)	$(40)	$(420)	$21,204

Net income	-	-	87	-	-	-	87

Other comprehensive income, net of tax	-	-	-	13	-	-	13

Effect of the employee stock ownership plan, net	-	-	-	-	-	-	-

ESOP shares committed to be released	-	-	-	-	-	9	9

Balance, March 31, 2015	$179	$7,239	$14,559	$(213)	$(40)	$(411)	$21, 313

The accompanying notes are an integral part of the consolidated financial statements.

FSB Community Bankshares, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2016	2015
OPERATING ACTIVITIES
Net income	$77	$87
Adjustments to reconcile net income to net cash flows from operating activities:
Net amortization of premiums and accretion of discounts on investments	140	43
Gain on sale of loans	(348)	(219)
Proceeds from loans sold	5,420	3,404
Loans originated for sale	(5,099)	(3,000)
Amortization of net deferred loan origination costs	133	125
Depreciation and amortization	113	106
Provision for loan losses	45	38
Expense related to ESOP	10	9
Deferred income tax benefit	(68)	(48)
Earnings on investment in bank owned life insurance	(17)	(18)
Decrease in accrued interest receivable	12	38
Decrease (increase) in other assets	41	(313)
Increase in other liabilities	71	2
Net cash flows from operating activities	530	254
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(3,910)	-
Proceeds from maturities and calls of securities available-for-sale	3,833	1,000
Proceeds from principal paydowns on securities available-for-sale	831	938
Proceeds from maturities and calls of securities held-to-maturity	3,391	-
Proceeds from principal paydowns on securities held-to-maturity	31	89
Net increase in loans	(4,056)	(764)
Purchase of Federal Home Loan Bank stock, net	(27)	(16)
Purchase of premises and equipment	(334)	(153)
Net cash flows from investing activities	(241)	1,094
FINANCING ACTIVITIES
Net increase in deposits	2,028	1,022
Proceeds from borrowings	3,500	2,500
Repayments on borrowings	(2,895)	(2,153)
Net decrease in official bank checks	(957)	(204)
Net cash flows from financing activities	1,676	1,165
Change in cash and cash equivalents	1,965	2,513
Cash and cash equivalents at beginning of period	6,147	4,335
Cash and cash equivalents at end of period	$8,112	$6,848
CASH PAID DURING THE PERIOD FOR:
Interest	$546	$464
Income taxes	$17	$-

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated financial statements of FSB Community Bankshares, Inc., (the “Company”), Fairport Savings Bank (the “Bank”) and its other wholly owned subsidiary, Fairport Wealth Management, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other interim period.

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other third-party sources, when available. When third party information is not available, valuation adjustments are estimated in good faith by management.

On March 2, 2016, the Board of Directors of the Company, FSB Community Bankshares, MHC (the “MHC”), and the Bank announced the adoption of a Plan of Conversion and Reorganization (“Plan of Conversion”).  Pursuant to the Plan of Conversion, the MHC will sell its majority ownership interest in the Company in a “second step” stock offering.  On May 13, 2016, the Securities and Exchange Commission declared the registration statement of FSB Bancorp, Inc., a Maryland corporation (the “New Holding Company”) relating to the sale of its common stock effective. The New Holding Company is proposing to sell between 765,000 shares and 1,035,000 shares of common stock at $10.00 per share in the offering.  Concurrent with the completion of the offering, shares of common stock of the Company will be converted into the right to receive between 0.8041 of a share and 1.0879 shares of New Holding Company common stock for each share of the Company’s common stock that was owned immediately prior to completion of the conversion. Cash in lieu of fractional shares will be paid based on the offering price of $10.00 per share. Following completion of the conversion and offering, the Bank will be 100% owned by the New Holding Company and the New Holding Company will be 100% owned by public stockholders.

Note 2:   New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is part of the FASB Simplification Initiative to identify specific areas of U.S. generally accepted accounting principles (U.S. GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided. The simplifications, which cover various matters, including the income tax consequences of share-based payment arrangements, classification in the statement of cash flows of employee taxes paid, and two practical expedients for non-public entities, amends various Topics and Subtopics in the FASB Accounting Standards Codification (the “Codification”).

Accounting for Income Taxes - Under current U.S. GAAP, if the deduction for a share-based payment award for income tax purposes exceeds the compensation cost for accounting purposes, then the additional tax benefit is recognized in additional paid-in capital and referred to as an excess tax benefit. Accumulated excess tax benefits are available to offset current and subsequent period tax deficiencies (i.e., when the deduction for tax purposes is less than the compensation cost for accounting purposes). If the accumulated amount is exhausted, then all subsequent tax deficiencies are recognized in the income statement. The foregoing income tax accounting requirements apply to share-based-payment transactions and to employee stock ownership plan transactions. As amended by ASU No. 2016-09, (1) all excess tax benefits and all tax deficiencies are to be recognized as income tax expense or benefit in the income statement, (2) such benefits and deficiencies are deemed to be discrete items in the reporting period in which they occur (i.e., they should not be considered in determining the annual estimated effective tax rate), and (3) because there is no longer any excess tax benefits recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share (EPS) will exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital.

Classification of Excess Tax Benefits in the Cash Flow Statement - Under current U.S. GAAP, excess tax benefits are required to be separated from other income tax cash flows and classified as a financing activity in the cash flow statement. As amended by ASU No. 2016-09, the requirement to present excess tax benefits as cash inflows from financing activities and as cash outflows from operating activities has been eliminated, and, thus, amounts relating to excess tax benefits must be classified in the cash flow statement as an operating activity.

Forfeitures - Current U.S. GAAP requires compensation cost to be recognized for awards in which the requisite service period is rendered (i.e., for awards with performance or service conditions, compensation cost is recognized only for awards that vest). Also, under current U.S. GAAP, an estimate must be made of the number of awards for which the requisite service period is expected to be rendered, and accruals of compensation cost must be based on the estimated number of awards that will vest. As amended by ASU No. 2016-09, an entity-wide accounting policy election could be made either to (1) estimate the effect of forfeitures in the initial accrual of compensation cost each year, or (2) account for forfeitures in compensation cost when they actually occur.

Minimum Statutory Withholding Tax Requirements - Current U.S. GAAP requires an award to be classified as a liability if an amount in excess of the minimum statutory withholding requirements is withheld (or may be withheld) at the employee’s discretion. As amended by ASU No. 2016-09, the requirement for classification as a liability has been modified so that a partial cash settlement of an award for tax withholding will not, of itself, automatically result in liability classification, provided that the amount withheld does not exceed the maximum individual statutory tax rate in the applicable jurisdictions.

Classification in the Cash Flow Statement of Employee Taxes Paid When an Employer Withholds Shares for Tax-Withholding Purposes - As amended by ASU No. 2016-09, cash paid by an employer to a taxing authority when directly withholding shares for tax withholding purposes is classified as a financing activity in the cash flow statement. Current U.S. GAAP does not directly address the cash flow statement classification of such transactions. The Practical Expedients for Non-Public Entities for the expected term of a share option and intrinsic value are not applicable to a public entity and therefore will not be discussed.

Elimination of Indefinitely Deferred Guidance - FASB Staff Position FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R), indefinitely deferred the guidance making a freestanding financial instrument subject to the recognition and measurement requirements of other U.S. GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. As amended by ASU No. 2016-09, such deferred guidance has been eliminated from the Codification (and, accordingly, there will be no change in the application of existing U.S. GAAP).

The amended guidance in ASU No. 2016-09 is effective for public business entities, for annual periods beginning after December 15, 2016 and for interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact that this standard will have on their consolidated financial statements.

Note 3:   Earnings per Common Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to FSB Community Bankshares, Inc. The Company has not granted any restricted stock awards or stock options and, during the periods ended March 31, 2016 and 2015, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

The following table sets forth the calculation of basic earnings per share.

	Three months ended
	March 31,
(In thousands, except per share data)	2016	2015
Basic Earnings Per Common Share
Net income available to common stockholders	$77	$87
Weighted average common shares outstanding	1,742	1,739
Basic earnings per common share	$0.04	$0.05

Note 4:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$6,077	$12	$-	$6,089
Mortgage-backed securities – residential	13,117	110	(32)	13,195
Total available-for-sale	$19,194	$122	$(32)	$19,284
Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$1,504	$39	$-	$1,543
U.S. Government and agency obligations	3,405	102	-	3,507
State and municipal securities	4,647	107	-	4,754
Total held-to-maturity	$9,556	$248	$-	$9,804

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$6,000	$-	$(32)	$5,968
Mortgage-backed securities – residential	13,974	101	(75)	14,000
Total available-for-sale	$19,974	$101	$(107)	$19,968
Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$1,535	$39	$-	$1,574
U.S. Government and agency obligations	6,793	129	-	6,922
State and municipal securities	4,651	76	(1)	4,726
Total held-to-maturity	$12,979	$244	$(1)	$13,222

The amortized cost and estimated fair value of debt investments at March 31, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$156	$158
Due after one year through five years	1,000	1,001	2,438	2,489
Due after five years through ten years	3,167	3,173	4,503	4,614
Due after ten years	1,910	1,915	955	1,000
Sub-total	$6,077	$6,089	$8,052	$8,261
Mortgage-backed securities – residential	13,117	13,195	1,504	1,543
Totals	$19,194	$19,284	$9,556	$9,804

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2016
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
U.S. Government and agency obligations	-	$-	$-	-	$-	$-	-	$-	$-
Mortgage-backed securities - residential	2	5	2,295	3	27	2,536	5	32	4,831
Totals	2	$5	$2,295	3	$27	$2,536	5	$32	$4,831
Held-to-Maturity
State and municipal securities(1)	1	$-	$81	1	$-	$45	2	$-	$126
Totals	1	$-	$81	1	$-	$45	2	$-	$126

	December 31, 2015
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
U.S. Government and agency obligations	6	$32	$5,968	-	$-	$-	6	$32	$5,968
Mortgage-backed securities - residential	5	61	6,283	1	14	821	6	75	7,104
Totals	11	$93	$12,251	1	$14	$821	12	$107	$13,072
Held-to-Maturity
State and municipal securities(1)	2	$-	$455	2	$1	$126	4	$1	$581
Totals	2	$-	$455	2	$1	$126	4	$1	$581

(1) Aggregate unrealized loss position of these securities is less than $500.

The Company conducts a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). The Company assesses whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the statement of condition date. Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not anticipated to be sufficient to recover the entire amortized cost basis. The guidance requires that credit-related OTTI is recognized in earnings while non-credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”). Non-credit-related OTTI is based on other factors, including illiquidity and changes in the general interest rate environment. Presentation of OTTI is made in the consolidated statement of income on a gross basis, including both the portion recognized in earnings as well as the portion recorded in OCI. The gross OTTI would then be offset by the amount of non-credit-related OTTI, showing the net as the impact on earnings.

There were seven securities in an unrealized loss position at March 31, 2016, of which four have been in loss positions for a period greater than twelve months and three have been in loss positions for a period less than twelve months. This compares to 16 securities in an unrealized loss position at December 31, 2015, of which three had been in loss positions for a period greater than twelve months and 13 had been in loss positions for a period less than twelve months. Among the four securities in loss positions for a period greater than twelve months at March 31, 2016, three were mortgage-backed pass-through securities or collateralized mortgage obligations issued by the following entities sponsored and guaranteed by the United States Government: FNMA, FHLMC, FHLB and FFCB. These issuing entities are currently rated Aaa by Moody’s Investor Services and AA+ by Standard and Poors. The remaining security that has been in a loss position for a period greater than twelve months was issued by a state or political subdivision.

Among the three securities in an unrealized loss position at March 31, 2016 for less than twelve months, two were either direct issuances of, or mortgage-backed securities or collateralized mortgage obligations issued by, the following entities sponsored and guaranteed by the United States Government: FNMA, FHLMC, FHLB and FFCB. The remaining security was issued by a state or political subdivision. The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired. The Company does not intend to sell these securities, nor is it more likely than not, that the Company will be required to sell these securities prior to recovery of the amortized cost. As such, management does not believe any individual unrealized loss as of March 31, 2016 represents OTTI.

There were no sales of securities for the three months ended March 31, 2016 and 2015.

As of March 31, 2016 and December 31, 2015, no securities were pledged to secure public deposits or for any other purpose required or permitted by law.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of investing in, or originating, these types of investments or loans.

Note 5:   Loans

Major classifications of loans at the indicated dates are as follows:

	March 31,	December 31,
(In thousands)	2016	2015
Real estate loans:
Secured by one-to-four family residences	$178,677	$177,037
Secured by multi-family residences	5,469	5,146
Construction	1,544	1,251
Commercial real estate	4,589	3,522
Home equity lines of credit	15,087	14,523
Total real estate loans	205,366	201,479
Commercial and industrial loans	896	853
Other loans	64	61
Total loans	206,326	202,393
Net deferred loan origination costs	237	248
Less allowance for loan losses	(855)	(811)
Loans receivable, net	$205,708	$201,830

The Company originates residential mortgage, commercial, and consumer loans largely to customers throughout Monroe county and the surrounding western New York counties of Erie, Livingston, Ontario, Orleans, Jefferson and Wayne. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers’ abilities to honor their loan contracts is dependent upon the counties’ employment and economic conditions.

As of March 31, 2016 and December 31, 2015, residential mortgage loans with a carrying value of $163.3 million and $168.2 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings. The Company retains the servicing on most fixed-rate mortgage loans sold and receives a fee based on the principal balance outstanding. Loans serviced for others totaled $90.9 million and $85.9 million at March 31, 2016 and December 31, 2015, respectively. Loan servicing rights are recorded at fair value when loans are sold with servicing rights retained. The fair value of the mortgage servicing rights (“MSRs”) is determined using a method which utilizes servicing income, discount rates, and prepayment speeds relative to the Bank’s portfolio for MSRs and are amortized over the life of the loan. MSRs amounted to $598,000 and $561,000 at March 31, 2016 and December 31, 2015, respectively, and are included in other assets on the consolidated balance sheets.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 3 to the consolidated financial statements included in the New Holding Company’s Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on May 13, 2016 and have not changed.

To develop and document a systematic methodology for determining the allowance for loan losses, the Company has divided the loan portfolio into two portfolio segments, each with different risk characteristics but with similar methodologies for assessing risk.  Each portfolio segment is broken down into loan classes where appropriate.  Loan classes contain unique measurement attributes, risk characteristics, and methods for monitoring and assessing risk that are necessary to develop the allowance for loan losses. Unique characteristics such as borrower type, loan type, collateral type, and risk characteristics define each class.

The following table illustrates the portfolio segments and classes for the Company’s loan portfolio:

Portfolio Segment	Class

Real Estate Loans	Secured by one-to-four family residences
Secured by multi-family residences
Construction Commercial real estate Home equity lines of credit

Other Loans	Commercial and industrial
Other loans

The following tables present the classes of the loan portfolio, not including net deferred loan fees, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of March 31, 2016
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate loans:
Secured by one-to-four family residences	$177,414	$-	$1,263	$-	$178,677
Secured by multi-family residences	5,469	-	-	-	5,469
Construction	1,544	-	-	-	1,544
Commercial real estate	4,589	-	-	-	4,589
Home equity lines of credit	14,790	-	297	-	15,087
Total real estate loans	203,806	-	1,560	-	205,366
Commercial & industrial loans	896	-	-	-	896
Other loans	63	-	-	1	64
Total loans	$204,765	$-	$1,560	$1	$206,326

	As of December 31, 2015
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate loans:
Secured by one-to-four family residences	$175,885	$-	$1,152	$-	$177,037
Secured by multi-family residences	5,146	-	-	-	5,146
Construction	1,251	-	-	-	1,251
Commercial real estate	3,522	-	-	-	3,522
Home equity lines of credit	14,223	-	300	-	14,523
Total real estate loans	200,027	-	1,452	-	201,479
Commercial & industrial loans	853	-	-	-	853
Other loans	60	-	-	1	61
Total loans	$200,940	$-	$1,452	$1	$202,393

Management has reviewed its loan portfolio and determined that, to the best of its knowledge, no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of originating these types of loans.

Nonaccrual and Past Due Loans

Loans are placed on nonaccrual when the contractual payment of principal and interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing.

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by portfolio segment and class of loans, as of March 31, 2016 and December 31, 2015, are detailed in the following tables:

	As of March 31, 2016
	30-59 Days	60-89 Days
	Past Due	Past Due	90 Days	Total		Total Loans
(In thousands)	And Accruing	And Accruing	and Over	Past Due	Current	Receivable
Real estate loans:
Secured by one-to-four family residences	$90	$-	$118	$208	$178,469	$178,677
Secured by multi-family residences	-	-	-	-	5,469	5,469
Construction	-	-	-	-	1,544	1,544
Commercial	-	-	-	-	4,589	4,589
Home equity lines of credit	-	-	18	18	15,069	15,087
Total real estate loans	90	-	136	226	205,140	205,366
Commercial & industrial loans	-	-	-	-	896	896
Other loans	1	-	-	1	63	64
Total loans	$91	$-	$136	$227	$206,099	$206,326

	As of December 31, 2015
	30-59 Days	60-89 Days
	Past Due	Past Due	90 Days	Total		Total Loans
(In thousands)	And Accruing	And Accruing	and Over	Past Due	Current	Receivable
Real estate loans:
Secured by one-to-four family residences	$118	$-	$63	$181	$176,856	$177,037
Secured by multi-family residences	-	-	-	-	5,146	5,146
Construction	-	-	-	-	1,251	1,251
Commercial	-	-	-	-	3,522	3,522
Home equity lines of credit	-	-	18	18	14,505	14,523
Total real estate loans	118	-	81	199	201,280	201,479
Commercial & industrial loans	-	-	-	-	853	853
Other loans	9	-	1	10	51	61
Total loans	$127	$-	$82	$209	$202,184	$202,393

At March 31, 2016, the Company had one nonaccrual residential mortgage loan for $89,000, one nonaccrual home equity line of credit for $18,000, and one nonaccrual home equity loan for $29,000. At December 31, 2015, the Company had one nonaccrual residential mortgage loan for $63,000, one nonaccrual home equity line of credit for $18,000, and one nonaccrual checking line of credit for $1,000.

There were no loans that were past due 90 days or more and still accruing interest at March 31, 2016 or December 31, 2015. At March 31, 2016 and December 31, 2015, there were no loans considered to be impaired and no troubled debt restructurings.

Note 6:   Allowance for Loan Losses and Foreclosed Real Estate

Summarized in the tables below are changes in the allowance for loan losses for the indicated periods and information pertaining to the allocation of the allowance for loan losses, balances of the allowance for loan losses, loans receivable based on individual, and collective impairment evaluation by loan portfolio class. An allocation of a portion of the allowance to a given portfolio class does not limit the Company’s ability to absorb losses in another portfolio class.

March 31, 2016
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$524	$39	$6	$35	$101	$11	$95	$811
Charge-offs	-	-	-	-	-	-	(1)	(1)
Recoveries	-	-	-	-	-	-	-	-
Provisions	15	2	2	11	3	-	12	45
Ending balance	$539	$41	$8	$46	$104	$11	$106	$855

March 31, 2015
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$448	$29	$6	$14	$87	$1	$68	$653
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	(7)	-	(1)	-	$10	-	36	38
Ending balance	$441	$29	$5	$14	$97	$1	$104	$691

The Company had no foreclosed real estate at March 31, 2016 or December 31, 2015.

At March 31, 2016, the Company did not have any residential real estate loans in the process of foreclosure.

Note 7:   Fair Value Measurements

Accounting guidance related to fair value measurements and disclosures specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 – Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable.

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs, minimize the use of unobservable inputs, to the extent possible, and considers counterparty credit risk in its assessment of fair value.

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	March 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale portfolio
U.S. Government and agency obligations	$-	$6,089	$-	$6,089
Mortgage-backed securities – residential	-	13,195	-	13,195
Total available-for-sale securities	$-	$19,284	$-	$19,284

	December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale portfolio
U.S. Government and agency obligations	$-	$5,968	$-	$5,968
Mortgage-backed securities – residential	-	14,000	-	14,000
Total available-for-sale securities	$-	$19,968	$-	$19,968

There have been no transfers of assets into or out of any fair value measurement level during the quarter ended March 31, 2016.

Required disclosures include fair value information of financial instruments, whether or not recognized in the consolidated statement of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

The Company has various processes and controls in place to ensure that fair value is reasonably estimated. The Company performs due diligence procedures over third-party pricing service providers in order to support their use in the valuation process.

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period-ends, and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The Company, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:

Cash, Due from Banks, and Interest Bearing Demand Deposits

The carrying amounts of these assets approximate their fair values.

Investment Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted prices and is considered to be a Level 2 measurement.

Investment in FHLB Stock

The carrying value of FHLB stock approximates its fair value based on the redemption provisions of the FHLB stock, resulting in a Level 2 classification.

Loans

The fair values of loans held in portfolio are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans, resulting in a Level 3 classification. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Mortgage loans held for sale in the secondary market are carried at the lower of cost or fair value, resulting in a Level 2 classification. Separate determinations of fair value for residential and commercial loans are made on an aggregate basis. Fair value is determined based solely on the effect of changes in secondary market interest rates and yield requirements from the commitment date to the date of the financial statements.

Accrued Interest Receivable and Payable

The carrying amount of accrued interest receivable and payable approximates fair value.

Deposits

The fair values disclosed for demand deposits (e.g., NOW accounts, non-interest checking, regular savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts), resulting in a Level 1 classification. The carrying amounts for variable-rate certificates of deposit approximate their fair values at the reporting date, resulting in a Level 1 classification. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits, resulting in a Level 2 classification.

Borrowings

The fair values of FHLB long-term borrowings are estimated using discounted cash flow analyses, based on the quoted rates for new FHLB advances with similar credit risk characteristics, terms and remaining maturity, resulting in a Level 2 classification.

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		March 31, 2016		December 31, 2015
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and due from banks	1	$1,623	$1,623	$1,550	$1,550
Interest earning demand deposits	1	6,489	6,489	4,597	4,597
Securities - available-for-sale	2	19,284	19,284	19,968	19,968
Securities - held-to-maturity	2	9,556	9,804	12,979	13,222
Investment in FHLB stock	2	2,415	2,415	2,388	2,388
Loans held for sale	2	3,907	3,907	3,880	3,880
Loans, net	3	205,708	205,590	201,830	201,886
Accrued interest receivable	1	643	643	655	655

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	86,692	86,692	84,060	84,060
Time Deposits	2	100,897	100,713	101,501	101,272
Borrowings	2	46,697	46,443	46,092	46,447
Accrued interest payable	1	63	63	60	60

Note 8:   Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended March 31, 2016
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(4)	$(208)	$(212)
Other comprehensive income before reclassifications	63	113	176
Ending balance	$59	$(95)	$(36)

	For the three months ended March 31, 2015
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$129	$(355)	$(226)
Other comprehensive income before reclassifications	6	7	13
Ending balance	$135	$(348)	$(213)

There were no amounts reclassified out of AOCI for the three months ended March 31, 2016 and 2015.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Overview

The following discussion reviews the Company's financial condition at March 31, 2016 and the results of operations for the three month periods ended March 31, 2016 and 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2015 and 2014 and for the two years then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

Our business has traditionally focused on originating one- to four-family residential real estate mortgage loans and home equity lines of credit, and offering retail deposit accounts. Our primary market area consists of Monroe County and the surrounding western New York counties of Erie, Livingston, Ontario, Orleans, Jefferson and Wayne. In 2015, we began to expand our commercial lending activities in an effort to improve our interest rate risk exposure through the origination of shorter duration commercial loan products. Also in March 2015, we expanded our mortgage origination footprint, and opened a new mortgage loan origination office in Buffalo, New York. In the low interest rate environment which continued to be experienced throughout 2015 and into 2016, management continued to generally sell all of the fixed-rate residential real estate loans with terms of 15 years or greater that we originated in order to manage interest rate risk. The current low interest rate environment also resulted in management’s decision to decrease the amount of investment securities and to redeploy the funds available from the decrease in the investment portfolio into higher yielding assets, primarily shorter duration or adjustable rate one- to four-family mortgage loans in 2015 and continuing into 2016.

Our results of operations depend primarily on our net interest income and, to a lesser extent, other income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of savings accounts, NOW accounts, money market accounts, time deposits and borrowings. Other income consists primarily of realized gains on sales of loans and securities, mortgage fee income, fees and service charges from deposit products, fee income from our financial services subsidiary, earnings on bank owned life insurance and miscellaneous other income. Our results of operations also are affected by our provision for loan losses and other expense. Other expenses consist primarily of salaries and employee benefits, occupancy, equipment, electronic banking, data processing costs, mortgage fees and taxes, advertising, directors’ fees, FDIC deposit insurance premium expense, audit and tax services, and other miscellaneous expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.

Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

·	Credit quality and the effect of credit quality on the adequacy of our allowance for loan losses;
·	Deterioration in financial markets that may result in impairment charges relating to our securities portfolio;
·	Competition in our primary market areas;
·	Changes in interest rates and national or regional economic conditions;
·	Changes in monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
·	Significant government regulations, legislation and potential changes thereto;

·	A reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;
·	Increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;
·	Limitations on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations; and
·	Other risks described herein and in the other reports and statements we file with the SEC.

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The most significant accounting policies followed by the Company are presented in the New Holding Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on May 13, 2016. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, involve the most complex subjective decisions or assessments including our policies with respect to our allowance for loan losses, deferred tax assets and the estimation of fair values for accounting and discourse purposes. These areas could be the most subject to revision as new information becomes available.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. The amount of the allowance is based on significant estimates, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

As a substantial percentage of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property securing a loan and the related allowance determined. Management carefully reviews the assumptions supporting such appraisals to determine that the resulting values reasonably reflect amounts realizable on the related loans.

Management performs an evaluation of the adequacy of the allowance for loan losses at least quarterly. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

The evaluation has specific, general, and unallocated components. The specific component relates to loans that are deemed to be impaired and classified as special mention, substandard, doubtful, or loss. For such loans that are also classified as impaired, an allowance is generally established when the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating known and inherent losses in the portfolio.

Actual loan losses may be significantly more than the allowance we have established which could have a material negative effect on our financial results.

Deferred Tax Assets. The deferred tax assets and liabilities represent the future tax return consequences of the temporary differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Estimation of Fair Values. Fair values for securities available-for-sale are obtained from an independent third party pricing service. Where available, fair values are based on quoted prices on a nationally recognized securities exchange. If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities. Management generally makes no adjustments to the fair value quotes provided by the pricing source. The fair values of foreclosed real estate and the underlying collateral value of impaired loans are typically determined based on evaluations by third parties, less estimated costs to sell. When necessary, appraisals are updated to reflect changes in market conditions.

Recent Events

On March 2, 2016, the Board of Directors of the Company, the MHC and the Bank announced the adoption of the Plan of Conversion.  Pursuant to the Plan of Conversion, the MHC will sell its majority ownership interest in the Company in a “second step” stock offering.  On May 13, 2016, the Securities and Exchange Commission declared the registration statement of the New Holding Company relating to the sale of its common stock effective. The New Holding Company is proposing to sell between 765,000 shares and 1,035,000 shares of common stock at $10.00 per share in the offering.  Concurrent with the completion of the offering, shares of common stock of the Company will be converted into the right to receive between 0.8041 of a share and 1.0879 shares of New Holding Company common stock for each share of the Company’s common stock that was owned immediately prior to completion of the conversion. Cash in lieu of fractional shares will be paid based on the offering price of $10.00 per share. Following completion of the conversion and offering, the Bank will be 100% owned by the New Holding Company and the New Holding Company will be 100% owned by public stockholders.

Comparison of Financial Condition at March 31, 2016 and at December 31, 2015

Total Assets. Total assets increased $2.0 million, or 0.8%, to $257.8 million at March 31, 2016 from $255.8 million at December 31, 2015, reflecting increases in cash and cash equivalents and net loans receivable, partially offset by decreases in securities held-to-maturity.

Net loans receivable increased $3.9 million, or 1.9%, to $205.7 million at March 31, 2016 from $201.8 million at December 31, 2015. In the first quarter of 2016, we continued to grow our commercial real estate and multi-family loan portfolios. Commercial real estate and multi-family loans increased $1.4 million, or 16.0%, to $10.1 million at March 31, 2016 from $8.7 million at December 31, 2015. One- to four-family residential real estate loans increased $1.6 million, or 0.9%, to $178.7 million at March 31, 2016 from $177.0 million at December 31, 2015. In the first quarter of 2016, we sold $11.4 million in conventional longer term mortgage loans and correspondent FHA and VA mortgages to reduce interest rate risk. Mortgage loans held for sale at both March 31, 2016 and December 31, 2015 were $3.9 million. Mortgage loans serviced for others increased by $5.1 million, or 5.9%, to $90.9 million at March 31, 2016 compared to $85.9 million at December 31, 2015 as a result of our increased secondary market sales. Mortgage servicing rights increased $37,000, or 6.6% to $598,000 at March 31, 2016 compared to $561,000 at December 31, 2015, and are included in other assets on the consolidated balance sheets. Home equity lines of credit increased $564,000, or 3.9%, to $15.1 million at March 31, 2016 from $14.5 million at December 31, 2015.

Cash and cash equivalents, primarily interest-earning deposits at the Federal Reserve Bank and the Federal Home Loan Bank, increased by $2.0 million, or 32.0%, to $8.1 million at March 31, 2016 from $6.1 million at December 31, 2015, in order to maintain a strong liquidity position in anticipation of funding loan commitments in the second quarter of 2016.

Securities available-for-sale decreased by $684,000, or 3.4%, to $19.3 million at March 31, 2016 from $20.0 million at December 31, 2015. The decrease was primarily due to maturities, calls, sales and principal repayments of $4.7 million, partially offset by purchases of $3.9 million in new securities, primarily U.S. Government and agency obligations, and an increase in the fair market value of available-for-sale securities of $96,000.

Securities held-to-maturity decreased $3.4 million, or 26.4%, to $9.6 million at March 31, 2016 from $13.0 million at December 31, 2015 due to calls and principal repayments of $3.5 million. We did not purchase any held-to maturity securities in the first quarter of 2016.

Deposits and Borrowings. Total deposits increased $2.0 million, or 1.1%, to $187.6 million at March 31, 2016 from $185.6 million at December 31, 2015. The increase in our deposits reflected a $3.0 million increase in interest-bearing transaction accounts, primarily NOW and money market accounts, partially offset by a $412,000 decrease in non-interest-bearing checking accounts and a decrease of $604,000 in certificates of deposit, including individual retirement accounts. Total borrowings from the Federal Home Loan Bank of New York increased $605,000, or 1.3%, to $46.7 million at March 31, 2016 from $46.1 million at December 31, 2015.

Stockholders’ Equity. Stockholders’ equity increased $263,000, or 1.2%, to $22.0 million at March 31, 2016 from $21.8 million at December 31, 2015. The increase resulted from the $77,000 in net income, an increase of $176,000 in accumulated other comprehensive income and an increase of $10,000 resulting from the release of ESOP shares from the suspense account.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

General. Net income decreased $10,000, or 11.5%, to $77,000 for the quarter ended March 31, 2016 from $87,000 for the quarter ended March 31, 2015. The quarter over quarter decrease was attributable to an increase in other expense of $211,000, a $7,000 increase in the provision for loan losses and a decrease in net interest income of $7,000, partially offset by a $209,000 increase in other income and an increase in the benefit for income taxes of $6,000.

Interest and Dividend Income. Total interest and dividend income increased $75,000, or 3.4%, to $2.3 million for the quarter ended March 31, 2016 from $2.2 million for the quarter ended March 31, 2015. The increase resulted from a $10.5 million increase quarter over quarter in average interest-earning assets, primarily loans, partially offset by a four basis points decrease in the average yield earned on interest-earning assets from 3.75% for the three months ended March 31, 2015 to 3.71% for the three months ended March 31, 2016.

Interest income on loans increased $115,000, or 5.8%, to $2.1 million for the quarter ended March 31, 2016 from $2.0 million for the quarter ended March 31, 2015, reflecting a $15.8 million increase in the average balance of loans to $206.4 million for the three months ended March 31, 2016 from $190.6 million for the three months ended March 31, 2015, partially offset by a nine basis points decrease in the average yield earned on loans for the three months ended March 31, 2016 as compared to the same period in 2015. The increase in the average balance of loans was due to our focus on increasing our portfolio of one- to four-family adjustable-rate residential mortgages, commercial and multi-family real estate loans, home equity lines of credit, and to a lesser extent, one- to four-family fixed-rate mortgages during the three months ended March 31, 2016 as compared to the same period in 2015. The average yield on loans decreased to 4.04% for the three months ended March, 31, 2016 from 4.13% for the three months ended March 31, 2015, reflecting decreases in market interest rates on loan products, primarily residential mortgages.

Interest income on taxable investment securities decreased $30,000 to $98,000 for the three months ended March 31, 2016, from $128,000 for the three months ended March 31, 2015. The average balance of taxable investment securities decreased $4.3 million, or 23.4%, to $14.1 million for the three months ended March 31, 2016 from $18.4 million for the three months ended March 31, 2015 as a portion of the cash flow from the portfolio was redeployed to fund loan growth. The average yield on taxable securities remained unchanged during the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2015. Interest income on mortgage-backed securities decreased $13,000 to $58,000 for the three months ended March 31, 2016, from $71,000 for the three months ended March 31, 2015, reflecting a decrease in the average yield on mortgage-backed securities of four basis points to 1.54% for the three months ended March 31, 2016 from 1.58% for the three months ended March 31, 2015, along with a decrease in the average balance of mortgage-backed securities of $3.0 million, or 16.4%, to $15.1 million for the three months ended March 31, 2016 from $18.1 million for the three months ended March 31, 2015. Mortgage-backed securities yields and balances decreased primarily due to faster prepayments of mortgage-backed securities during the three months ended March 31, 2016 as compared to the same period in 2015. Interest income on tax-exempt state and municipal securities was $23,000 for both quarters ended March 31, 2016 and 2015. The average balance of state and municipal securities decreased by $207,000, or 4.3%, from $4.9 million for the three months ended March 31, 2015 to $4.6 million for the three months ended March 31, 2016, while the average tax equivalent yield increased by 13 basis points to

2.98% for the three months ended March 31, 2016 from 2.85% for the three months ended March 31, 2015, as lower yielding state and municipal securities matured and were replaced by higher yielding state and municipal securities.

Total Interest Expense. Total interest expense increased $82,000, or 17.7%, to $546,000 for the quarter ended March 31, 2016 from $464,000 for the quarter ended March 31, 2015. The increase in total interest expense reflected an increase in the average balance of deposits of $11.1 million, partially offset by a decrease in the average balance of borrowings of $1.9 million. The increase also reflected an increase in the average cost of interest-bearing liabilities of 11 basis points from 0.86% for the three months ended March 31, 2015 to 0.97% for the three months ended March 31, 2016 largely as a result of higher market interest rates paid on deposits, primarily promotional certificates of deposit made during 2015.

Interest expense on deposits increased $83,000, or 29.7%, to $362,000 for the three months ended March 31, 2016 from $279,000 for the three months ended March 31, 2015. The average cost of deposits increased to 0.82% for the three months ended March 31, 2016 from 0.67% for the three months ended March 31, 2015, primarily reflecting higher rates paid on promotional certificates of deposit during 2015. The average cost of certificates of deposit (including individual retirement accounts) increased by 21 basis points to 1.22% during the three months ended March 31, 2016 from 1.01% during the three months ended March 31, 2015. The average balance of certificates of deposit (including individual retirement accounts) increased by $9.6 million to $101.1 million for the three months ended March 31, 2016 from $91.5 million for the three months ended March 31, 2015. The average balance of transaction accounts, traditionally our lower cost deposit accounts, increased by $2.4 million to $83.3 million for the three months ended March 31, 2016 from $80.9 million for the three months ended March 31, 2015, along with a slight increase in the average cost of transaction accounts of one basis point to 0.25% for the three months ended March 31, 2016 from 0.24% for the three months ended March 31, 2015.

At March 31, 2016, we had $49.4 million of certificates of deposit, including individual retirement accounts, scheduled to mature throughout the remainder of 2016. Based on current market interest rates, we expect that the cost of these deposits upon renewal will be at a similar cost to us as their current contractual rates.

Interest expense on borrowings decreased $1,000 from $185,000 for the quarter ended March 31, 2015 to $184,000 for the quarter ended March 31, 2016, due to a $1.9 million decrease in our average balance of borrowings with the Federal Home Loan Bank from $48.5 million for the three months ended March 31, 2015 compared to $46.6 million for the three months ended March 31, 2016, partially offset by an increase in the average cost of these funds from 1.52% for the three months ended March 31, 2015 to 1.58% for the three months ended March 31, 2016.

Net Interest Income. Net interest income decreased $7,000, or 0.4%, to $1.7 million for the quarter ended March 31, 2016. Our net interest spread decreased 15 basis points to 2.74% for the quarter ended March 31, 2016 from 2.89% for the quarter ended March 31, 2015, due to an eleven basis points increase in the average cost of interest-bearing liabilities to 0.97% for the three months ended March 31, 2016 from 0.86% for the three months ended March 31, 2015 in addition to a decrease in the average yield on our interest-earning assets of four basis points from 3.75% for the three months ended March 31, 2015 to 3.71% for the three months ended March 31, 2016. Our net interest margin decreased 14 basis points from 2.96% during the three months ended March 31, 2015 to 2.82% during the three months ended March 31, 2016.

Provision for Loan Losses. We establish provisions for loan losses which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses inherent in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan, and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses on at least a quarterly basis and make provisions for loan losses in order to maintain the allowance.

Based on our evaluation of the above factors, we recorded a $45,000 provision for loan losses for the quarter ended March 31, 2016, compared to a $38,000 provision for loan losses recorded for the quarter ended March 31, 2015. The increase in the three months ended March 31, 2016 was the result of additional general provisions deemed necessary to support an increased balance of loans receivable, primarily commercial real estate, and to a lesser extent, one- to four-family residential real estate, as well as a potentially weaker economy. The allowance for loan losses was $855,000, or 0.41% of net loans outstanding, at March 31, 2016 compared to $691,000, or 0.36% of net loans outstanding, at March 31, 2015.

Other Income. Other income increased by $209,000, or 45.2%, to $671,000 for the three months ended March 31, 2016 compared to $462,000 for the three months ended March 31, 2015. The increase in other income resulted primarily from increases in realized gains on sales of loans, mortgage fee income and fee income, partially offset by a modest decrease in deposit service fees. A substantial portion of the increase in other income was the result of gains on sales of loans which increased $129,000, or 58.9%, to $348,000 for the three months ended March 31, 2016 from $219,000 for the three months ended March 31, 2015. Mortgage fee income increased $69,000, or 68.8%, to $170,000 for the three months ended March 31, 2016 from $101,000 for the three months ended March 31, 2015. Higher mortgage loan origination volume, including loans originated for sale, in the three months ended March 31, 2016 compared to the same period in 2015 produced an increase in both mortgage fee income and realized gain on sales of loans. Fee income from Fairport Wealth Management increased by $18,000, or 37.5%, to $66,000 for the three months ended March 31, 2016 compared to $48,000 for the three months ended March 31, 2015 due to increased sales. Deposit service fees decreased $7,000 during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Other Expense. Other expense increased $211,000, or 10.2%, to $2.3 million for the three months ended March 31, 2016 from $2.1 million for the three months ended March 31, 2015. The increase was the result of increases in salaries and employee benefits expense of $91,000, audit and tax services of $31,000, mortgage fees and taxes of $23,000, directors’ fees of $18,000, data processing costs of $15,000 and equipment expense of $15,000, partially offset by a decrease in advertising expense of $8,000. The increase in salaries and employee benefits expense was primarily due to normal annual increases for existing staff and the increased salary costs associated with additional processing and mortgage origination staff for our new mortgage loan origination office located in Buffalo, New York. Audit and tax services increased due to outsourcing internal audit in the first quarter of 2016. Mortgage fees and taxes increased due to the additional volume of mortgage originations for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Director fees increased due to the addition of three new directors at the end of 2015. The increase in data processing expenses was due to increased electronic banking costs quarter over quarter. Equipment expense increased due to additional furniture and fixtures and computer costs associated with the new Buffalo loan origination office. Advertising expense decreased as a result of less advertising in the first quarter of 2016 as compared to the first quarter of 2015.

Benefit for Income Taxes. The benefit for income taxes was $8,000 for the quarter ended March 31, 2016, an increase of $6,000 compared to a benefit for income taxes of $2,000 for the quarter ended March 31, 2015. The income tax benefit increased $6,000 in the three months ended March 31, 2016 as compared to the same period in 2015 due to less income before income taxes, the impact of interest and dividends from tax-exempt securities as well as a partial reversal of a component of the deferred tax asset valuation allowance.

Average balances and yields. The following table sets forth average balance sheets, average yields and costs and certain other information at and for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are accreted or amortized to interest income or interest expense.

	For the three months ended March 31,
	2016			2015
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans	$206,400	$2,084	4.04%	$190,602	$1,969	4.13%
Federal funds sold	5,112	4	0.33	2,895	1	0.16
Taxable investment securities	14,084	98	2.78	18,382	128	2.78
Mortgage-backed securities	15,137	58	1.54	18,108	71	1.58
State and municipal securities(1)	4,650	35	2.98	4,857	35	2.85
Total interest-earning assets	$245,383	$2,279	3.71%	$234,844	$2,204	3.75%
Noninterest-earning assets:
Other assets	$9,563			$9,351
Total assets	$254,946			$244,195
Interest-bearing liabilities:
NOW accounts	$26,810	$13	0.19%	$25,109	$9	0.14%
Passbook savings	26,489	24	0.36	28,088	25	0.35
Money market savings	23,096	16	0.28	21,727	16	0.29
Individual retirement accounts	7,932	19	0.94	11,105	31	1.12
Certificates of deposit	93,160	290	1.25	80,373	198	0.99
Federal Home Loan Bank advances	46,610	184	1.58	48,534	185	1.52
Total interest-bearing liabilities	$224,097	$546	0.97%	$214,936	$464	0.86%
Noninterest-bearing liabilities:
Demand deposits	$6,931			$6,023
Other liabilities	2,010			1,929
Total liabilities	$233,038			$222,888
Stockholders' equity	$21,908			$21,307
Total liabilities & stockholders' equity	$254,946			$244,195
Net interest income		$1,733			$1,740
Interest rate spread(2)			2.74%			2.89%
Net interest-earning assets(3)	$21,286			$19,908
Net interest margin(4)		2.82%			2.96%
Ratio of average interest-earning assets to average interest-bearing liabilities	110%			109%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 34% federal tax rate. The unadjusted average yield on tax-exempt securities was 1.97% and 1.88% for the quarters ended March 31, 2016, and 2015, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Three months ended March 31,
	2016 vs. 2015
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest and dividend income:
Loans	$156	$(41)	$115
Federal funds sold	3	-	3
Taxable investment securities	(30)	-	(30)
Mortgage-backed securities	(11)	(2)	(13)
State and municipal securities	-	-	-
Total interest and dividend income	118	(43)	75
Interest expense:
NOW accounts	1	3	4
Passbook savings	1	(2)	(1)
Money market savings	-	-	-
Individual retirement accounts	(8)	(4)	(12)
Certificates of deposit	35	57	92
Federal home loan bank advances	(1)	-	(1)
Total interest expense	28	54	82
Net change in net interest income	$90	$(97)	$(7)

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of nonperforming assets at the indicated dates:

	March 31,	December 31,	March 31,
(Dollars In thousands)	2016	2015	2015
Nonaccrual loans:
Residential mortgage loans	$118	$63	$56
Home equity lines of credit	18	18	18
Other loans	-	1	-
Total nonaccrual loans	136	82	74
Total nonperforming loans	136	82	74
Total nonperforming assets	$136	$82	$74

Nonperforming loans to total loans	0.06%	0.04%	0.04%
Nonperforming assets to total assets	0.05%	0.03%	0.03%

Nonperforming assets include nonaccrual loans and foreclosed real estate. The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. There are no loans that are past due 90 days or more and still accruing interest. Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories of nonaccrual loans or TDRs not included above (the latter also known as accruing TDRs).

As indicated in the table above, nonperforming assets at March 31, 2016 were $136,000, an increase of $54,000 from the $82,000 balance reported at December 31, 2015. At March 31, 2016, the Company had one non-performing residential mortgage loan for $89,000, one non-performing home equity line of credit for $18,000, and one non-performing home equity loan for $29,000 and at December 31, 2015, the Company had one non-performing residential mortgage loan for $63,000, one non-performing home equity line of credit for $18,000, and one non-performing checking line of credit for $1,000.

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition. The allowance for loan losses was $855,000 and $811,000 at March 31, 2016 and December 31, 2015, respectively. The Company reported an increase in the ratio of the allowance for loan losses to gross loans to 0.41% at March 31, 2016 as compared to 0.40% at December 31, 2015. Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of March 31, 2016.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures unless subject to a troubled debt restructuring.

At March 31, 2016 and December 31, 2015, the Company did not have loans which were deemed to be impaired.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting. Management has identified potential problem loans totaling $1.6 million as of March 31, 2016 as compared to $1.5 million at December 31, 2015. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired. Total potential problem loans increased between these two dates, as the Company reported an increase of $107,000 in loans rated substandard. The increase in loans classified as substandard was due to one residential mortgage loan which was newly categorized as such during the quarter ended March 31, 2016. This loan was not rated as of December 31, 2015. Based on current information available at March 31, 2016, these loans were re-evaluated for their range of potential losses and reclassified accordingly.

Appraisals are obtained at the time a real estate secured loan is originated. Fairport Savings Bank will ensure that appraisals or evaluations for commercial real estate transactions are subject to an appropriate level of review. Transactions involving complex properties or high-risk commercial loans should be reviewed more comprehensively to assess the technical quality of the appraiser’s analysis. Persons performing such reviews should have the appropriate expertise and knowledge relative to the type of property and its market. In the normal course of business, Fairport Savings Bank has infrequently sold residential mortgage loans and participation interests in commercial loans. As is typical in the industry, Fairport Savings Bank makes certain representations and warranties to the buyer. Fairport Savings Bank maintains a quality control program for closed loans and considers the risks and uncertainties associated with potential repurchase requirements to be minimal.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included in our consolidated financial statements.

Our primary sources of funds consist of deposit inflows, loan repayments, borrowings from the Federal Home Loan Bank of New York, maturities and principal repayments of securities, and loan and securities sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 20.0% or greater. For the quarter ended March 31, 2016, our liquidity ratio averaged 35.1%. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2016.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits, short and intermediate-term securities and federal funds sold. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2016, cash and cash equivalents totaled $8.1 million.

At March 31, 2016, we had $12.8 million in loan commitments outstanding. In addition to commitments to originate loans, we had $15.3 million in unused lines of credit outstanding to borrowers. Certificates of deposit (including individual retirement accounts comprised solely of certificates of deposits), due within one year of March 31, 2016 totaled $62.4 million, or 61.9% of our certificates of deposit (including individual retirement accounts) and 33.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, and Federal Home Loan Bank borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing certificates of deposit due on or before March 31, 2017. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provides an additional source of funds. Federal Home Loan Bank borrowings increased by $605,000, to $46.7 million at March 31, 2016, from $46.1 million at December 31, 2015. At March 31, 2016, we had the ability to borrow approximately $147.2 million from the Federal Home Loan Bank of New York, of which $46.7 million had been advanced.

We also have a repurchase agreement with Raymond James Financial providing an additional $10.0 million in liquidity.  Funds obtained under the repurchase agreement are secured by our U.S Government and agency obligations.  There were no advances outstanding under the repurchase agreement at March 31, 2016 or December 31, 2015.

Capital

Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2016, Fairport Savings Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

FSB’s capital amounts and ratios as of the indicated dates are presented in the following table.

						Minimum
						To Be "Well-
			Minimum			Capitalized"
			For Capital			Under Prompt
	Actual		Adequacy Purposes			Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2016
Total Core Capital (to Risk-Weighted Assets)	$20,873	14.79%	$	³11,293	³8.0%	$	³14,116	³10.0%
Tier 1 Capital (to Risk-Weighted Assets)	20,018	14.18		³8,470	³6.0		³11,293	³8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	20,018	14.18		³6,352	³4.5		³9,175	³6.5
Tier 1 Capital (to Assets)	20,018	7.82		³10,245	³4.0		³12,807	³5.0
As of December 31, 2015:
Total Core Capital (to Risk-Weighted Assets)	$20,757	15.12%	$	³10,980	³8.0%	$	³13,725	³10.0%
Tier 1 Capital (to Risk-Weighted Assets)	19,946	14.53		³8,235	³6.0		³10,980	³8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	19,946	14.53		³6,176	³4.5		³8,921	³6.5
Tier 1 Capital (to Assets)	19,946	7.85		³10,167	³4.0		³12,709	³5.0

Off-Balance Sheet Arrangements

In the ordinary course of business, Fairport Savings Bank is a party to credit-related financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit. We follow the same credit policies in making commitments as we do for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by us, is based on our credit evaluation of the customer.

At March 31, 2016 and December 31, 2015, we had $12.8 million and $11.8 million, respectively, of commitments to grant loans, and $15.3 million and $15.8 million, respectively, of unfunded commitments under lines of credit. We had two commercial letters of credit for $549,000 at March 31, 2016 and one commercial letter of credit for $299,000 at December 31, 2015.

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of March 31, 2016, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101	The following materials from FSB Bancorp, Inc. Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FSB BANCORP, INC.
(registrant)

June 24, 2016	/s/ Dana C. Gavenda
Dana C. Gavenda
President and Chief Executive Officer

June 24, 2016	/s/ Kevin D. Maroney
Kevin D. Maroney
Chief Financial Officer and Chief Operating Officer

- 34 -