Form 10-Q
period 2016-06-30
FSB Bancorp, Inc.
filed 2016-08-12
CIK 1667939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

FSB BANCORP, INC.

(Exact Name of Company as Specified in its Charter)

Maryland (State of Other Jurisdiction of Incorporation)	001-37831 (Commission File No.)	81-2509654 (I.R.S. Employer Identification No.)

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

YES ☒          NO ☐

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

As of August 12, 2016, there were 1,941,688 shares issued and outstanding of the registrant’s common stock.

FSB BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

FSB Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2016	2015
ASSETS:
Cash and due from banks	$1,506	$1,550
Interest earning demand deposits	23,647	4,597
Total cash and cash equivalents	25,153	6,147
Available-for-sale securities, at fair value	18,746	19,968
Held-to-maturity securities, at amortized cost (fair value of $8,029 and $13,222, respectively)	7,806	12,979
Investment in Federal Home Loan Bank stock, at cost	2,320	2,388
Loans held for sale	6,477	3,880
Loans	210,638	202,641
Less: Allowance for loan losses	(900)	(811)
Loans receivable, net	209,738	201,830
Bank owned life insurance	3,662	3,629
Accrued interest receivable	626	655
Premises and equipment, net	2,950	2,744
Other assets	2,436	1,587
Total assets	$279,914	$255,807

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Non-interest bearing	$32,947	$6,974
Interest bearing	178,886	178,587
Total deposits	211,833	185,561
Long-term borrowings	44,241	46,092
Official bank checks	229	1,114
Other liabilities	1,400	1,280
Total liabilities	257,703	234,047
Stockholders' equity:
Preferred stock – no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.10; 10,000,000 authorized shares; 1,785,000 issued; 1,779,472 shares outstanding	179	179
Paid-in capital	7,243	7,239
Retained earnings	15,172	14,985
Accumulated other comprehensive income (loss)	30	(212)
Treasury stock at cost, 5,528 shares	(46)	(46)
Unearned ESOP shares, at cost	(367)	(385)
Total stockholders’ equity	22,211	21,760
Total liabilities and stockholders' equity	$279,914	$255,807

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	June 30, 2016	June 30, 2015
Interest and dividend income:
Loans, including fees	$2,161	$1,988
Securities:
Taxable	68	130
Tax-exempt	23	22
Mortgage-backed securities	53	63
Other	7	2
Total interest and dividend income	2,312	2,205
Interest expense:
Interest on deposits	367	291
Interest on short-term borrowings	-	1
Interest on long-term borrowings	179	190
Total interest expense	546	482
Net interest income	1,766	1,723
Provision for loan losses	45	37
Net interest income after provision for loan losses	1,721	1,686
Other income:
Service fees	38	36
Fee income	34	40
Increase in cash surrender value of bank owned life insurance	16	19
Realized gain on sale of loans	512	298
Mortgage fee income	176	157
Other	43	42
Total other income	819	592
Other expense:
Salaries and employee benefits	1,470	1,320
Occupancy	245	256
Data processing costs	47	38
Advertising	25	28
Equipment	146	154
Electronic banking	30	23
Directors’ fees	57	47
Mortgage fees and taxes	122	124
FDIC premium expense	43	38
Audits and tax services	30	18
Other	173	209
Total other expenses	2,388	2,255
Income before income taxes	152	23
Provision (Benefit) for income taxes	42	(8)
Net income	$110	$31
Earnings per common share - basic	$0.06	$0.02

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the six	For the six
	months ended	months ended
(In thousands, except per share data)	June 30, 2016	June 30, 2015
Interest and dividend income:
Loans, including fees	$4,245	$3,957
Securities:
Taxable	166	258
Tax-exempt	46	45
Mortgage-backed securities	111	134
Other	11	3
Total interest and dividend income	4,579	4,397
Interest expense:
Interest on deposits	729	570
Interest on short-term borrowings	-	2
Interest on long-term borrowings	363	374
Total interest expense	1,092	946
Net interest income	3,487	3,451
Provision for loan losses	90	75
Net interest income after provision for loan losses	3,397	3,376
Other income:
Service fees	71	77
Fee income	100	88
Increase in cash surrender value of bank owned life insurance	33	37
Realized gain on sale of loans	860	517
Mortgage fee income	346	258
Other	80	77
Total other income	1,490	1,054
Other expense:
Salaries and employee benefits	2,826	2,585
Occupancy	499	501
Data processing costs	97	73
Advertising	55	66
Equipment	298	291
Electronic banking	56	43
Directors’ fees	123	95
Mortgage fees and taxes	213	192
FDIC premium expense	85	76
Audits and tax services	64	21
Other	350	379
Total other expenses	4,666	4,322
Income before income taxes	221	108
Provision (Benefit) for income taxes	34	(10)
Net income	$187	$118
Earnings per common share - basic	$0.11	$0.07

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
(In thousands)	June 30, 2016	June 30, 2015
Net Income	$110	$31

Other Comprehensive Income

Unrealized holding gains (losses) on available for sale securities
Unrealized holding gains (losses) arising during the period	24	(30)
Net unrealized gain (loss) on available for sale securities	24	(30)

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	76	7

Other comprehensive income (loss), before tax	100	(23)
Tax effect	34	(10)
Other comprehensive income (loss), net of tax	66	(13)
Comprehensive income	$176	$18

Tax Effect Allocated to Each Component of Other Comprehensive Income
Unrealized holding gains (losses) arising during the period	$(8)	$10
Accretion of net unrealized loss on securities transferred to held-to-maturity	(26)	-
Income tax effect related to other comprehensive income	$(34)	$10

The accompanying notes are an integral part of the consolidated financial statements.

(1)	The accretion of the unrealized holding losses in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and the fair value of the investment securities at the date of transfer, and is an adjustment of yield.

FSB Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the six months ended
(In thousands)	June 30, 2016	June 30, 2015
Net Income	$187	$118

Other Comprehensive Income

Unrealized holding gains (losses) on available for sale securities
Unrealized holding gains (losses) arising during the period	120	(20)
Net unrealized gain (loss) on available for sale securities	120	(20)

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	255	14

Other comprehensive income (loss), before tax	375	(6)
Tax effect	133	(7)
Other comprehensive income, net of tax	242	1
Comprehensive income	$429	$119

Tax Effect Allocated to Each Component of Other Comprehensive Income
Unrealized holding gains (losses) arising during the period	$(41)	$7
Accretion of net unrealized loss on securities transferred to held-to-maturity	(92)	-
Income tax effect related to other comprehensive income	$(133)	$7

The accompanying notes are an integral part of the consolidated financial statements.

(1)	The accretion of the unrealized holding losses in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and the fair value of the investment securities at the date of transfer, and is an adjustment of yield.

FSB Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated Other
	Common	Paid in	Retained	Comprehensive	Treasury	Unearned
(In thousands, except share and per share data)	Stock	Capital	Earnings	Income (Loss)	Stock	ESOP	Total

Balance, January 1, 2016	$179	$7,239	$14,985	$(212)	$(46)	$(385)	$21,760

Net income	-	-	187	-	-	-	187

Other comprehensive income, net of tax	-	-	-	242	-	-	242

Effect of the employee stock ownership plan, net	-	-	-	-	-	-	-

ESOP shares committed to be released	-	4	-	-	-	18	22

Balance, June 30, 2016	$179	$7,243	$15,172	$30	$(46)	$(367)	$22,211

Balance, January 1, 2015	$179	$7,239	$14,472	$(226)	$(40)	$(420)	$21,204

Net income	-	-	118	-	-	-	118

Other comprehensive income, net of tax	-	-	-	1	-	-	1

Effect of the employee stock ownership plan, net	-	-	-	-	-	-	-

ESOP shares committed to be released	-	-	-	-	-	17	17

Balance, June 30, 2015	$179	$7,239	$14,590	$(225)	$(40)	$(403)	$21, 340

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2016	2015
OPERATING ACTIVITIES
Net income	$187	$118
Adjustments to reconcile net income to net cash flows from operating activities:
Net amortization of premiums and accretion of discounts on investments	221	80
Gain on sale of loans	(860)	(517)
Proceeds from loans sold	12,627	8,730
Loans originated for sale	(14,364)	(10,252)
Amortization of net deferred loan origination costs	163	126
Depreciation and amortization	223	220
Provision for loan losses	90	75
Expense related to ESOP	22	17
Deferred income tax benefit	(115)	(96)
Earnings on investment in bank owned life insurance	(33)	(37)
Decrease (Increase) in accrued interest receivable	29	(13)
Increase in other assets	(849)	(400)
Increase in other liabilities	194	159
Net cash flows from operating activities	(2,465)	(1,790)
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(6,363)	(1,000)
Proceeds from maturities and calls of securities available-for-sale	5,910	2,000
Proceeds from principal paydowns on securities available-for-sale	1,742	1,920
Purchases of securities held-to-maturity	(932)	(467)
Proceeds from maturities and calls of securities held-to-maturity	5,842	225
Proceeds from principal paydowns on securities held-to-maturity	258	169
Net increase in loans	(8,161)	(6,387)
Redemption (Purchase) of Federal Home Loan Bank stock, net	68	(209)
Purchase of premises and equipment	(429)	(272)
Net cash flows from investing activities	(2,065)	(4,021)
FINANCING ACTIVITIES
Net increase in deposits	26,272	2,376
Proceeds from borrowings	3,500	11,000
Repayments on borrowings	(5,351)	(6,817)
Net decrease in official bank checks	(885)	(99)
Net cash flows from financing activities	23,536	6,460
Change in cash and cash equivalents	19,006	649
Cash and cash equivalents at beginning of period	6,147	4,335
Cash and cash equivalents at end of period	$25,153	$4,984
CASH PAID DURING THE PERIOD FOR:
Interest	$1,097	$942
Income taxes	$88	$-

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of FSB Community Bankshares, Inc., (the “Company”), Fairport Savings Bank (the “Bank”) and its other wholly owned subsidiary, Fairport Wealth Management, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The results are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future period.

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

On March 2, 2016, the Boards of Directors of the Company, FSB Community Bankshares, MHC and the Bank unanimously adopted a Plan of Conversion of FSB Community Bankshares, MHC pursuant to which FSB Community Bankshares, MHC undertook a “second-step” conversion and now ceases to exist. The Bank reorganized from a two-tier mutual holding company structure to a fully public stock holding company structure effective July 13, 2016, and, as a result is now the wholly-owned subsidiary of FSB Bancorp, Inc. (“FSB Bancorp”). Because the conversion occurred after June 30, 2016, the information included in this quarterly report is that of the Company.

Note 2: New Accounting Pronouncements

On June 16, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This ASU codified the final current expected credit loss (“CECL”) modeling requirement for financial assets within its scope.  The CECL modeling requirement represents a transition in the way institutions will account for losses on many financial assets, including loans.  In comparison to current authoritative guidance, the largest proposed change is the shift to accounting for expected losses over the entire life of the financial asset.

The new CECL model will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (“ECL”) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments.  Generally, the initial estimate of the ECL and subsequent changes in the estimate will be reported in current earnings. The ECL will be recorded through an allowance for loan and lease losses (“ALLL”) in the statement of financial position.

Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable that a loss has been incurred.  The current model therefore generally restricts an organization’s ability to record credit losses that are expected, but do not yet meet the “probable” threshold.

The ASU also significantly amends the current available-for-sale (“AFS”) security other-than-temporary impairment (“OTTI”) model for debt securities. The new model will require an estimate of ECL only when the fair value is below the amortized cost of the asset. The length of time that the fair value of an AFS debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists.  In addition, credit losses on AFS debt securities will now be limited to the difference between the security’s amortized cost basis and its fair value. The AFS debt security model will also require the use of an allowance to record estimated credit losses (and subsequent recoveries).

The new guidance addresses purchased financial assets with credit deterioration (“PCD”). The new model applies to purchased financial assets (measured at amortized cost or held as AFS) that have experienced more than insignificant credit deterioration since origination. This represents a change from the scope of what are considered purchased credit-impaired assets under the current model. Different than the accounting for originated or purchased assets that do not qualify as PCD, the initial estimate of expected credit losses for a PCD would be recognized through an ALLL with an offset to the cost basis of the related financial asset at acquisition (i.e., there is no impact to net income at initial recognition). Subsequently, the accounting will follow the applicable CECL or AFS debt security impairment model with all adjustments of the ALLL recognized through earnings.

ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the ALLL. In addition, public business entities (“PBEs”) will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This disclosure will not be required for other reporting entities.

For PBEs that are U.S. Securities and Exchange Commission (SEC) filers, such as the Company, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The provisions of this new accounting standard are complex and will require substantial analysis prior to the ASU’s implementation.  The Company’s management is currently in the process of evaluating the impact that this standard will have on its consolidated financial statements.

Note 3: Earnings per Common Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to FSB Bancorp, Inc. The Company has not granted any restricted stock awards or stock options and, during the three and six month periods ended June 30, 2016 and 2015, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

The following tables set forth the calculation of basic earnings per share.

	Three months ended
	June 30,
(In thousands, except per share data)	2016	2015
Basic Earnings Per Common Share
Net income available to common stockholders	$110	$31
Weighted average common shares outstanding	1,743	1,740
Basic earnings per common share	$0.06	$0.02

	Six months ended
	June 30,
(In thousands, except per share data)	2016	2015
Basic Earnings Per Common Share
Net income available to common stockholders	$187	$118
Weighted average common shares outstanding	1,742	1,739
Basic earnings per common share	$0.11	$0.07

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$5,000	$11	$(3)	$5,008
Mortgage-backed securities – residential	13,632	116	(10)	13,738
Total available-for-sale	$18,632	$127	$(13)	$18,746
Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$1,277	$40	$-	$1,317
U.S. Government and agency obligations	955	45	-	1,000
State and municipal securities	5,574	138	-	5,712
Total held-to-maturity	$7,806	$223	$-	$8,029

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$6,000	$-	$(32)	$5,968
Mortgage-backed securities – residential	13,974	101	(75)	14,000
Total available-for-sale	$19,974	$101	$(107)	$19,968
Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$1,535	$39	$-	$1,574
U.S. Government and agency obligations	6,793	129	-	6,922
State and municipal securities	4,651	76	(1)	4,726
Total held-to-maturity	$12,979	$244	$(1)	$13,222

The amortized cost and estimated fair value of debt investments at June 30, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$372	$373
Due after one year through five years	2,000	1,999	3,197	3,272
Due after five years through ten years	2,000	2,002	2,005	2,067
Due after ten years	1,000	1,007	955	1,000
Sub-total	$5,000	$5,008	$6,529	$6,712
Mortgage-backed securities – residential	13,632	13,738	1,277	1,317
Totals	$18,632	$18,746	$7,806	$8,029

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2016
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
U.S. Government and agency obligations	2	$3	$1,997	-	$-	$-	2	$3	$1,997
Mortgage-backed securities - residential	2	3	1,815	1	7	852	3	10	2,667
Totals	4	$6	$3,812	1	$7	$852	5	$13	$4,664
Held-to-Maturity
State and municipal securities(1)	1	$-	$266	1	$-	$45	2	$-	$311
Totals	1	$-	$266	1	$-	$45	2	$-	$311

	December 31, 2015
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
U.S. Government and agency obligations	6	$32	$5,968	-	$-	$-	6	$32	$5,968
Mortgage-backed securities - residential	5	61	6,283	1	14	821	6	75	7,104
Totals	11	$93	$12,251	1	$14	$821	12	$107	$13,072
Held-to-Maturity
State and municipal securities(1)	2	$-	$455	2	$1	$126	4	$1	$581
Totals	2	$-	$455	2	$1	$126	4	$1	$581

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

There were seven securities in an unrealized loss position at June 30, 2016, of which two have been in loss positions for a period greater than twelve months and five have been in loss positions for a period less than twelve months. This compares to 16 securities in an unrealized loss position at December 31, 2015, of which three had been in loss positions for a period greater than twelve months and 13 had been in loss positions for a period less than twelve months. These issuing entities are currently rated Aaa by Moody’s Investor Services and AA+ by Standard and Poors. Among the two securities in loss positions for a period greater than twelve months at June 30, 2016, one was a mortgage-backed security issued by GNMA and guaranteed by the United States Government. The remaining security that has been in a loss position for a period greater than twelve months was issued by a state subdivision. The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired.

Among the five securities in an unrealized loss position at June 30, 2016 for less than twelve months, four were either direct issuances of, or mortgage-backed securities or collateralized mortgage obligations issued by, the following entities sponsored and guaranteed by the United States Government: FNMA, FHLMC, FHLB and FFCB. The remaining security was issued by a state or political subdivision. The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired. The Company does not intend to sell these securities, nor is it more likely than not, that the Company will be required to sell these securities prior to recovery of the amortized cost. As such, management does not believe any individual unrealized loss as of June 30, 2016 represents OTTI.

There were no sales of securities for the three months and six months ended June 30, 2016 and 2015.

As of June 30, 2016 and December 31, 2015, no securities were pledged to secure public deposits or for any other purpose required or permitted by law.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of investing in, or originating, these types of investments or loans.

Note 5: Loans

Major classifications of loans at the indicated dates are as follows:

	June 30,	December 31,
(In thousands)	2016	2015
Real estate loans:
Secured by one-to-four family residences	$180,230	$177,037
Secured by multi-family residences	5,211	5,146
Construction	3,698	1,251
Commercial real estate	4,698	3,522
Home equity lines of credit	15,492	14,523
Total real estate loans	209,329	201,479
Commercial and industrial loans	1,040	853
Other loans	74	61
Total loans	210,443	202,393
Net deferred loan origination costs	195	248
Less allowance for loan losses	(900)	(811)
Loans receivable, net	$209,738	$201,830

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

As of June 30, 2016 and December 31, 2015, residential mortgage loans with a carrying value of $172.3 million and $168.2 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings. The Company retains the servicing on most fixed-rate mortgage loans sold and receives a fee based on the principal balance outstanding. Loans serviced for others totaled $97.6 million and $85.9 million at June 30, 2016 and December 31, 2015, respectively. Loan servicing rights are recorded at fair value when loans are sold with servicing rights retained. The fair value of the mortgage servicing rights (“MSRs”) is determined using a method which utilizes servicing income, discount rates, and prepayment speeds relative to the Bank’s portfolio for MSRs and are amortized over the life of the loan. MSRs amounted to $646,000 and $561,000 at June 30, 2016 and December 31, 2015, respectively, and are included in other assets on the consolidated balance sheets.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 3 to the consolidated financial statements included in FSB Bancorp’s Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on May 13, 2016 and have not changed.

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
Other loans

The following tables present the classes of the loan portfolio, not including net deferred loan fees, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of June 30, 2016
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate loans:
Secured by one-to-four family residences	$178,699	$-	$1,531	$-	$180,230
Secured by multi-family residences	5,211	-	-	-	5,211
Construction	3,698	-	-	-	3,698
Commercial real estate	4,698	-	-	-	4,698
Home equity lines of credit	15,197	-	295	-	15,492
Total real estate loans	207,503	-	1,826	-	209,329
Commercial & industrial loans	1,040	-	-	-	1,040
Other loans	74	-	-	-	74
Total loans	$208,617	$-	$1,826	$-	$210,443

	As of December 31, 2015
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate loans:
Secured by one-to-four family residences	$175,885	$-	$1,152	$-	$177,037
Secured by multi-family residences	5,146	-	-	-	5,146
Construction	1,251	-	-	-	1,251
Commercial real estate	3,522	-	-	-	3,522
Home equity lines of credit	14,223	-	300	-	14,523
Total real estate loans	200,027	-	1,452	-	201,479
Commercial & industrial loans	853	-	-	-	853
Other loans	60	-	-	1	61
Total loans	$200,940	$-	$1,452	$1	$202,393

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

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by portfolio segment and class of loans, as of June 30, 2016 and December 31, 2015, are detailed in the following tables:

	As of June 30, 2016
	30-59 Days	60-89 Days
	Past Due	Past Due	90 Days	Total		Total Loans
(In thousands)	And Accruing	And Accruing	and Over	Past Due	Current	Receivable
Real estate loans:
Secured by one-to-four family residences	$90	$-	$118	$208	$180,022	$180,230
Secured by multi-family residences	-	-	-	-	5,211	5,211
Construction	-	-	-	-	3,698	3,698
Commercial	-	-	-	-	4,698	4,698
Home equity lines of credit	-	-	18	18	15,474	15,492
Total real estate loans	90	-	136	226	209,103	209,329
Commercial & industrial loans	-	-	-	-	1,040	1,040
Other loans	-	-	-	-	74	74
Total loans	$90	$-	$136	$226	$210,217	$210,443

	As of December 31, 2015
	30-59 Days	60-89 Days
	Past Due	Past Due	90 Days	Total		Total Loans
(In thousands)	And Accruing	And Accruing	and Over	Past Due	Current	Receivable
Real estate loans:
Secured by one-to-four family residences	$118	$-	$63	$181	$176,856	$177,037
Secured by multi-family residences	-	-	-	-	5,146	5,146
Construction	-	-	-	-	1,251	1,251
Commercial	-	-	-	-	3,522	3,522
Home equity lines of credit	-	-	18	18	14,505	14,523
Total real estate loans	118	-	81	199	201,280	201,479
Commercial & industrial loans	-	-	-	-	853	853
Other loans	9	-	1	10	51	61
Total loans	$127	$-	$82	$209	$202,184	$202,393

At June 30, 2016, the Company had one nonaccrual residential mortgage loan for $89,000, one nonaccrual home equity line of credit for $18,000, and one nonaccrual home equity loan for $29,000. At December 31, 2015, the Company had one nonaccrual residential mortgage loan for $63,000, one nonaccrual home equity line of credit for $18,000, and one nonaccrual checking line of credit for $1,000.

There were no loans that were past due 90 days or more and still accruing interest at June 30, 2016 or December 31, 2015. At June 30, 2016 and December 31, 2015, there were no loans considered to be impaired and no troubled debt restructurings.

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

	For the three months ended June 30, 2016
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$539	$41	$8	$46	$104	$11	$106	$855
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	30	(2)	10	1	1	2	3	45
Ending balance	$569	$39	$18	$47	$105	$13	$109	$900

	For the three months ended June 30, 2015
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$441	$29	$5	$14	$97	$1	$104	$691
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	72	(1)	2	8	$1	1	(46)	37
Ending balance	$513	$28	$7	$22	$98	$2	$58	$728

	For the six months ended June 30, 2016
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$524	$39	$6	$35	$101	$11	$95	$811
Charge-offs	-	-	-	-	-	-	(1)	(1)
Recoveries	-	-	-	-	-	-	-	-
Provisions	45	-	12	12	4	2	15	90
Ending balance	$569	$39	$18	$47	$105	$13	$109	$900

	For the six months ended June 30, 2015
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$448	$29	$6	$14	$87	$1	$68	$653
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	65	(1)	1	8	$11	1	(10)	75
Ending balance	$513	$28	$7	$22	$98	$2	$58	$728

The Company had no foreclosed real estate at June 30, 2016 or December 31, 2015.

At June 30, 2016 and December 31, 2015, the Company did not have any residential real estate loans in the process of foreclosure.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale portfolio
U.S. Government and agency obligations	$-	$5,008	$-	$5,008
Mortgage-backed securities – residential	-	13,738	-	13,738
Total available-for-sale securities	$-	$18,746	$-	$18,746

	December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale portfolio
U.S. Government and agency obligations	$-	$5,968	$-	$5,968
Mortgage-backed securities – residential	-	14,000	-	14,000
Total available-for-sale securities	$-	$19,968	$-	$19,968

There have been no transfers of assets into or out of any fair value measurement level during the quarter ended June 30, 2016.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		June 30, 2016		December 31, 2015
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and due from banks	1	$1,506	$1,506	$1,550	$1,550
Interest earning demand deposits	1	23,647	23,647	4,597	4,597
Securities - available-for-sale	2	18,746	18,746	19,968	19,968
Securities - held-to-maturity	2	7,806	8,029	12,979	13,222
Investment in FHLB stock	2	2,320	2,320	2,388	2,388
Loans held for sale	2	6,477	6,477	3,880	3,880
Loans, net	3	209,738	216,986	201,830	201,886
Accrued interest receivable	1	626	626	655	655

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	115,692	115,692	84,060	84,060
Time Deposits	2	96,141	95,933	101,501	101,272
Borrowings	2	44,241	43,872	46,092	46,447
Accrued interest payable	1	55	55	60	60

Note 8: Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended June 30, 2016
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$59	$(95)	$(36)
Other comprehensive income before reclassifications	16	50	66
Ending balance	$75	$(45)	$30

	For the three months ended June 30, 2015
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$135	$(348)	$(213)
Other comprehensive income before reclassifications	(19)	7	(12)
Ending balance	$116	$(341)	$(225)

There were no amounts reclassified out of AOCI for the three months ended June 30, 2016 and 2015.

	For the six months ended June 30, 2016
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(4)	$(208)	$(212)
Other comprehensive income before reclassifications	79	163	242
Ending balance	$75	$(45)	$30

	For the six months ended June 30, 2015
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$129	$(355)	$(226)
Other comprehensive income before reclassifications	(13)	14	1
Ending balance	$116	$(341)	$(225)

There were no amounts reclassified out of AOCI for the three or six months ended June 30, 2016 and 2015.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion reviews the Company's financial condition at June 30, 2016 and the results of operations for the three and six month periods ended June 30, 2016 and 2015. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Our business has traditionally focused on originating one- to four-family residential real estate mortgage loans and home equity lines of credit, and offering retail deposit accounts. Our primary market area consists of Monroe County and the surrounding western New York counties of Erie, Livingston, Ontario, Orleans, Jefferson and Wayne. In 2015, we began to expand our commercial lending activities in an effort to improve our interest rate risk exposure through the origination of shorter duration commercial loan products. Also in March 2015, we expanded our mortgage origination footprint, and opened a new mortgage loan origination office in Buffalo, New York. In the low interest rate environment which continued to be experienced throughout 2015 and 2016, management continued to generally sell all of the fixed-rate residential real estate loans with terms of 15 years or greater that we originated in order to manage interest rate risk. The current low interest rate environment also resulted in management’s decision to decrease the amount of investment securities and to redeploy the funds available from the decrease in the investment portfolio into higher yielding assets, primarily shorter duration or adjustable rate one- to four-family mortgage loans and commercial real estate loans in 2016.

Our results of operations depend primarily on our net interest income and, to a lesser extent, other income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of savings accounts, NOW accounts, money market accounts, time deposits and borrowings. Other income consists primarily of realized gains on sales of loans, mortgage fee income, fees and service charges from deposit products, fee income from our financial services subsidiary, earnings on bank owned life insurance and miscellaneous other income. Our results of operations also are affected by our provision for loan losses and other expense. Other expenses consist primarily of salaries and employee benefits, occupancy, equipment, electronic banking, data processing costs, mortgage fees and taxes, advertising, directors’ fees, FDIC deposit insurance premium expense, audit and tax services, and other miscellaneous expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

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

The Company disclaims any obligation to revise or update any forward-looking statements contained in this Form 10-Q to reflect future events or developments.

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The most significant accounting policies followed by the Company are presented in FSB Bancorp's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on May 13, 2016. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, involve the most complex subjective decisions or assessments including our policies with respect to our allowance for loan losses, deferred tax assets and the estimation of fair values for accounting and disclosure purposes. These areas could be the most subject to revision as new information becomes available.

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

Recent Events

On July 13, 2016, the conversion of FSB Community Bankshares, MHC from the mutual holding company form of organization to the stock holding company form of organization was completed. FSB Bancorp became the new stock holding company for the Bank and sold 1,034,649 shares of common stock at $10.00 per share, for gross offering proceeds of $10.3 million in its stock offering.

Concurrent with the completion of the offering, shares of common stock of the Company owned by the public were exchanged for shares of FSB Bancorp’s common stock so that the Company’s stockholders own approximately the same percentage of FSB Bancorp’s common stock as they owned of the Company’s common stock immediately prior to the conversion.  Stockholders of the Company received 1.0884 shares of FSB Bancorp’s common stock for each share of the Company’s common stock they owned immediately prior to completion of the transaction.  Cash in lieu of fractional shares was paid based on the offering price of $10.00 per share. As a result of the offering and the exchange of shares, FSB Bancorp has 1,941,688 shares outstanding.

Comparison of Financial Condition at June 30, 2016 and at December 31, 2015

Total Assets. Total assets increased $24.1 million, or 9.4%, to $279.9 million at June 30, 2016 from $255.8 million at December 31, 2015, reflecting increases in cash and cash equivalents and net loans receivable, partially offset by decreases in securities held-to-maturity and securities available-for-sale.

Cash and cash equivalents, primarily interest-earning deposits at the Federal Reserve Bank and the Federal Home Loan Bank, increased by $19.0 million, or 309.2%, to $25.2 million at June 30, 2016 from $6.1 million at December 31, 2015, mainly due to second step subscription orders.

Net loans receivable increased $7.9 million, or 3.9%, to $209.7 million at June 30, 2016 from $201.8 million at December 31, 2015. In the first six months of 2016, we continued to grow our commercial real estate and multi-family loan portfolios. Commercial real estate and multi-family loans increased $1.2 million, or 14.3%, to $9.9 million at June 30, 2016 from $8.7 million at December 31, 2015. One- to four-family residential real estate loans increased $3.2 million, or 1.8%, to $180.2 million at June 30, 2016 from $177.0 million at December 31, 2015. In the first six months of 2016, we sold $28.3 million in conventional longer term mortgage loans and correspondent FHA and VA mortgages to reduce interest rate risk. Mortgage loans held for sale increased $2.6 million, or 66.9%, to $6.5 million at June 30, 2016 from $3.9 million at December 31, 2015. Mortgage loans serviced for others increased by $11.8 million, or 13.7%, to $97.6 million at June 30, 2016 compared to $85.9 million at December 31, 2015 as a result of our increased secondary market sales. Mortgage servicing rights increased $85,000, or 15.2% to $646,000 at June 30, 2016 compared to $561,000 at December 31, 2015, and are included in other assets on the consolidated balance sheets. Home equity lines of credit increased $969,000, or 6.7%, to $15.5 million at June 30, 2016 from $14.5 million at December 31, 2015.

Securities available-for-sale decreased by $1.2 million, or 6.1%, to $18.7 million at June 30, 2016 from $20.0 million at December 31, 2015. The decrease was primarily due to calls and principal repayments of $7.7 million, partially offset by purchases of $6.4 million in new securities, primarily U.S. Government and agency obligations and mortgage backed securities, and an increase in the fair market value of available-for-sale securities of $120,000 during the first half of 2016.

Securities held-to-maturity decreased $5.2 million, or 39.9%, to $7.8 million at June 30, 2016 from $13.0 million at December 31, 2015 due to calls and principal repayments of $6.1 million, partially offset with purchases of $932,000 in municipal bonds during the first half of 2016.

Deposits and Borrowings. Total deposits increased $26.3 million, or 14.2%, to $211.8 million at June 30, 2016 from $185.6 million at December 31, 2015. The increase in our deposits reflected a $26.0 million increase in retail demand deposits as a result of our stock subscriptions for the second step conversion that closed on July 13, 2016. Total borrowings from the Federal Home Loan Bank of New York decreased $1.9 million, or 4.0%, to $44.2 million at June 30, 2016 from $46.1 million at December 31, 2015 due to principal repayments on our amortizing advances and maturities of $5.4 million partially offset by $3.5 million in new advances.

Stockholders’ Equity. Stockholders’ equity increased $451,000, or 2.1%, to $22.2 million at June 30, 2016 from $21.8 million at December 31, 2015. The increase resulted from $187,000 in net income, an increase of $242,000 in accumulated other comprehensive income and an increase of $22,000 resulting from the release of ESOP shares from the suspense account.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

General. Net income increased $79,000, or 254.8%, to $110,000 for the quarter ended June 30, 2016 from $31,000 for the quarter ended June 30, 2015. The quarter over quarter increase was attributable to a $227,000 increase in other income, and an increase in net interest income of $43,000, partially offset by an increase in other expense of $133,000, an $8,000 increase in the provision for loan losses, and an increase in income taxes of $50,000.

Interest and Dividend Income. Total interest and dividend income increased $107,000, or 4.9%, to $2.3 million for the quarter ended June 30, 2016 from $2.2 million for the quarter ended June 30, 2015. The increase resulted from a $14.6 million increase quarter over quarter in average interest-earning assets, primarily loans, partially offset by a five basis point decrease in the average yield earned on interest-earning assets from 3.74% for the three months ended June 30, 2015 to 3.69% for the three months ended June 30, 2016.

Interest income on loans increased $173,000, or 8.7%, to $2.2 million for the quarter ended June 30, 2016 from $2.0 million for the quarter ended June 30, 2015, reflecting a $17.8 million increase in the average balance of loans to $211.8 million for the three months ended June 30, 2016 from $194.0 million for the three months ended June 30, 2015, partially offset by a two basis point decrease in the average yield earned on loans for the three months ended June 30, 2016 as compared to the same period in 2015. The increase in the average balance of loans was due to our focus on increasing our portfolio of one- to four-family adjustable-rate residential mortgages, commercial and multi-family real estate loans, home equity lines of credit, and to a lesser extent, one- to four-family fixed-rate mortgages during the three months ended June 30, 2016 as compared to the same period in 2015. The average yield on loans decreased to 4.08% for the three months ended June 30, 2016 from 4.10% for the three months ended June 30, 2015, reflecting decreases in market interest rates on loan products, primarily residential mortgages.

Interest income on taxable investment securities decreased $62,000 to $68,000 for the three months ended June 30, 2016, from $130,000 for the three months ended June 30, 2015. The average balance of taxable investment securities decreased $7.5 million, or 41.7%, to $10.4 million for the three months ended June 30, 2016 from $17.9 million for the three months ended June 30, 2015 as a portion of the cash flow from this portfolio was redeployed to fund loan growth. The average yield on taxable securities decreased 29 basis points to 2.61% during the quarter ended June 30, 2016 as compared to 2.90% for the quarter ended June 30, 2015. Interest income on mortgage-backed securities decreased $10,000 to $53,000 for the three months ended June 30, 2016, from $63,000 for the three months ended June 30, 2015, reflecting a decrease in the average balance of mortgage-backed securities of $2.8 million, or 16.5%, to $14.3 million for the three months ended June 30, 2016 from $17.2 million for the three months ended June 30, 2015, partially offset by an increase in the average yield on mortgage-backed securities of two basis points to 1.48% for the three months ended June 30, 2016 from 1.46% for the three months ended June 30, 2015. Mortgage-backed securities balances decreased primarily due to faster prepayments of mortgage-backed securities during the three months ended June 30, 2016 as compared to the same period in 2015. Interest income on tax-exempt state and municipal securities increased to $23,000 for the quarter ended June 30, 2016 from $22,000 for the quarter ended June 30, 2015. The average balance of state and municipal securities increased by $84,000, or 1.8%, from $4.8 million for the three months ended June 30, 2015 to $4.9 million for the three months ended June 30, 2016, and the average tax equivalent yield increased by eight basis points to 2.94% for the three months ended June 30, 2016 from 2.86% for the three months ended June 30, 2015, as lower yielding state and municipal securities matured and were replaced by higher yielding state and municipal securities.

Total Interest Expense. Total interest expense increased $64,000, or 13.3%, to $546,000 for the quarter ended June 30, 2016 from $482,000 for the quarter ended June 30, 2015. The increase in total interest expense reflected an increase in the average balance of deposits of $12.5 million, partially offset by a decrease in the average balance of borrowings of $3.3 million. The increase also reflected an increase in the average cost of interest-bearing liabilities of eight basis points from 0.89% for the three months ended June 30, 2015 to 0.97% for the three months ended June 30, 2016 largely as a result of higher market interest rates paid on deposits, primarily promotional certificates of deposit made during 2015.

Interest expense on deposits increased $76,000, or 26.1%, to $367,000 for the three months ended June 30, 2016 from $291,000 for the three months ended June 30, 2015. The average cost of deposits increased to 0.81% for the three months ended June 30, 2016 from 0.69% for the three months ended June 30, 2015, primarily reflecting higher rates paid on promotional certificates of deposit made during 2015. The average cost of certificates of deposit (including individual retirement accounts) increased by 19 basis points to 1.23% during the three months ended June 30, 2016 from 1.04% during the three months ended June 30, 2015. The average balance of certificates of deposit (including individual retirement accounts) increased by $9.4 million to $99.7 million for the three months ended June 30, 2016 from $90.3 million for the three months ended June 30, 2015. The average balance of transaction accounts, traditionally our lower cost non-time deposit accounts, increased by $8.2 million to $92.6 million for the three months ended June 30, 2016 from $84.4 million for the three months ended June 30, 2015, partially offset by a slight decrease in the average cost of transaction accounts of one basis point to 0.26% for the three months ended June 30, 2016 from 0.27% for the three months ended June 30, 2015.

At June 30, 2016, we had $33.1 million of certificates of deposit, including individual retirement accounts, scheduled to mature throughout the remainder of 2016. Based on current market interest rates, we expect that the cost of these deposits upon renewal will be at a similar cost to us as their current contractual rates.

Interest expense on borrowings decreased $12,000 from $191,000 for the quarter ended June 30, 2015 to $179,000 for the quarter ended June 30, 2016, due to a $3.3 million decrease in our average balance of borrowings with the Federal Home Loan Bank from $48.8 million for the three months ended June 30, 2015 compared to $45.5 million for the three months ended June 30, 2016, partially offset by an increase in the average cost of these funds from 1.56% for the three months ended June 30, 2015 to 1.58% for the three months ended June 30, 2016.

Net Interest Income. Net interest income increased $43,000, or 2.5%, to $1.8 million for the quarter ended June 30, 2016 from $1.7 million for the quarter ended June 30, 2015. Net interest income increased primarily due to an increase of $5.5 million in net interest-earning assets to $25.8 million for the quarter ended June 30, 2016 from $20.3 million for the same period in 2015. Our net interest rate spread decreased 13 basis points to 2.72% for the quarter ended June 30, 2016 from 2.85% for the quarter ended June 30, 2015, due to an eight basis point increase in the average cost of interest-bearing liabilities to 0.97% for the three months ended June 30, 2016 from 0.89% for the three months ended June 30, 2015 in addition to a decrease in the average yield on our interest-earning assets of five basis points from 3.74% for the three months ended June 30, 2015 to 3.69% for the three months ended June 30, 2016. Our net interest margin decreased 11 basis points from 2.93% during the three months ended June 30, 2015 to 2.82% during the three months ended June 30, 2016.

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

Based on our evaluation of the above factors, we recorded a $45,000 provision for loan losses for the quarter ended June 30, 2016, compared to a $37,000 provision for loan losses recorded for the quarter ended June 30, 2015. The increase in the three months ended June 30, 2016 was the result of additional general provisions deemed necessary to support an increased balance of loans receivable, primarily commercial real estate, and to a lesser extent, one- to four-family residential real estate, as well as a potentially weaker economy. The allowance for loan losses was $900,000, or 0.43% of net loans outstanding at June 30, 2016 compared to $728,000, or 0.38% of net loans outstanding, at June 30, 2015.

Other Income. Other income increased by $227,000, or 38.3%, to $819,000 for the three months ended June 30, 2016 compared to $592,000 for the three months ended June 30, 2015. The increase in other income resulted primarily from increases in realized gain on sale of loans, and mortgage fee income, partially offset by a modest decrease in fee income. A substantial portion of the increase in other income was the result of gain on sale of loans which increased $214,000, or 71.8%, to $512,000 for the three months ended June 30, 2016 from $298,000 for the three months ended June 30, 2015. Mortgage fee income increased $19,000, or 12.1%, to $176,000 for the three months ended June 30, 2016 from $157,000 for the three months ended June 30, 2015. Higher mortgage loan origination volume, including loans originated for sale, in the three months ended June 30, 2016 compared to the same period in 2015 produced an increase in both mortgage fee income and realized gain on sale of loans. Fee income from Fairport Wealth Management decreased by $6,000, or 15.0%, to $34,000 for the three months ended June 30, 2016 compared to $40,000 for the three months ended June 30, 2015 due to a modest decrease in sales.

Other Expense. Other expense increased $133,000, or 5.9%, to $2.4 million for the three months ended June 30, 2016 from $2.3 million for the three months ended June 30, 2015. The increase in other expense was attributable to increases in salaries and employee benefits, data processing costs, electronic banking, directors’ fees, FDIC premium expense, and audit and tax services, partially offset by decreases in occupancy expense, advertising expense, equipment expense, mortgage fees and taxes, and miscellaneous other expenses. Salaries and employee benefits increased $150,000, or 11.4% to $1.5 million for the three months ended June 30, 2016 from $1.2 million for the three months ended June 30, 2015 primarily due to normal annual increases for existing staff, and the increased salary and commission costs associated with additional processing and mortgage origination staff for our new mortgage loan origination office located in Buffalo, New York. Director fees increased $10,000, or 21.3% to $57,000 for the three months ended June 30, 2016 compared to $47,000 for the three months ended June 30, 2015 due to the addition of three new directors at the end of 2015. Data processing costs increased $9,000, or 23.7%, to $47,000 for the three months ended June 30, 2016 from $38,000 for the three months ended June 30, 2015 due to the increased costs related to mobile banking and online account opening capabilities which became available in April 2016. FDIC premium expense increased $5,000, or 13.2%, to $43,000 for the three months ended June 30, 2016 compared to $38,000 for the three months ended June 30, 2015 due to additional deposit growth comparing these two quarters. Electronic banking expense increased $7,000, or 30.4%, to $30,000 for the three months ended June 30, 2016 compared to $23,000 for the three months ended June 30, 2015 due to increased ATM expenses associated with additional regulatory requirements for debit card issuance and processing. Audit and tax services increased $12,000, or 66.7%, to $30,000 for the three months ended June 30, 2016 compared to $18,000 for the three months ended June 30, 2015 due to outsourcing internal audit in the second quarter of 2016. Other miscellaneous expenses decreased by $36,000, or 17.2% to $173,000 for the three months ended June 30, 2016 from $209,000 for the three months ended June 30, 2015 primarily due to initial setup costs associated with the new mortgage origination office that opened in Buffalo in March 2015.

Income Taxes. Income tax expense increased $50,000, or 625.0%, to $42,000 for the quarter ended June 30, 2016, from an income tax benefit of $8,000 for the quarter ended June 30, 2015. The increase in income tax expense for the three months ended June 30, 2016 as compared to the same period in 2015 was due to higher income before income taxes. The effective tax rate was 27.6% for the three months ended June 30, 2016 compared to (34.8%) for the three months ended June 30, 2015.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

General. Net income increased $69,000, or 58.5%, to $187,000 for the six months ended June 30, 2016 from $118,000 for the six months ended June 30, 2015. The year over year six month increase was attributable to a $436,000 increase in other income, and an increase in net interest income of $36,000, partially offset by an increase in other expense of $344,000, a $15,000 increase in the provision for loan losses, and an increase in income taxes of $44,000.

Interest and Dividend Income. Total interest and dividend income increased $182,000, or 4.1%, to $4.6 million for the six months ended June 30, 2016 from $4.4 million for the six months ended June 30, 2015. The increase resulted from a $12.6 million increase year over year in average interest-earning assets, primarily loans, partially offset by a five basis point decrease in the average yield earned on interest-earning assets from 3.75% for the six months ended June 30, 2015 to 3.70% for the six months ended June 30, 2016.

Interest income on loans increased $288,000, or 7.3%, to $4.2 million for the six months ended June 30, 2016 from $4.0 million for the six months ended June 30, 2015, reflecting a $16.8 million increase in the average balance of loans to $209.1 million for the six months ended June 30, 2016 from $192.3 million for the six months ended June 30, 2015, partially offset by a five basis point decrease in the average yield earned on loans for the six months ended June 30, 2016 as compared to the same period in 2015. The increase in the average balance of loans was due to our focus on increasing our portfolio of one- to four-family adjustable-rate residential mortgages, commercial and multi-family real estate loans, home equity lines of credit, and to a lesser extent, one- to four-family fixed-rate mortgages during the six months ended June 30, 2016 as compared to the same period in 2015. The average yield on loans decreased to 4.06% for the six months ended June 30, 2016 from 4.11% for the six months ended June 30, 2015, reflecting decreases in market interest rates on loan products, primarily residential mortgages.

Interest income on taxable investment securities decreased $92,000 to $166,000 for the six months ended June 30, 2016, from $258,000 for the six months ended June 30, 2015. The average balance of taxable investment securities decreased $5.9 million, or 32.4%, to $12.3 million for the six months ended June 30, 2016 from $18.1 million for the six months ended June 30, 2015 as a portion of the cash flow from this portfolio was redeployed to fund loan growth. The average yield on taxable securities decreased 13 basis points to 2.71% for the six months ended June 30, 2016 as compared to 2.84% for the six months ended June 30, 2015. Interest income on mortgage-backed securities decreased $23,000 to $111,000 for the six months ended June 30, 2016, from $134,000 for the six months ended June 30, 2015, reflecting a decrease in the average yield on mortgage-backed securities of two basis points to 1.50% for the six months ended June 30, 2016 from 1.52% for the six months ended June 30, 2015, along with a decrease in the average balance of mortgage-backed securities of $2.9 million, or 16.5%, to $14.7 million for the six months ended June 30, 2016 from $17.6 million for the six months ended June 30, 2015. Mortgage-backed securities yields and balances decreased primarily due to faster prepayments of mortgage-backed securities during the six months ended June 30, 2016 as compared to the same period in 2015. Interest income on tax-exempt state and municipal securities was $46,000 for six months ended June 30, 2016 from $45,000 for the six months ended June 30, 2015. The average tax equivalent yield increased by 11 basis points to 2.96% for the six months ended June 30, 2016 from 2.85% for the six months ended June 30, 2015, while the average balance of state and municipal securities decreased by $61,000, or 1.3%, to $4.8 million for the six months ended June 30, 2016, as lower yielding state and municipal securities matured and were replaced by higher yielding state and municipal securities.

Total Interest Expense. Total interest expense increased $146,000, or 15.4%, to $1.1 million for the six months ended June 30, 2016 from $946,000 for the six months ended June 30, 2015. The increase in total interest expense reflected an increase in the average balance of deposits of $11.8 million, partially offset by a decrease in the average balance of borrowings of $2.6 million. The increase also reflected an increase in the average cost of interest-bearing liabilities of nine basis points from 0.88% for the six months ended June 30, 2015 to 0.97% for the six months ended June 30, 2016 largely as a result of higher market interest rates paid on deposits, primarily promotional certificates of deposit made during 2015.

Interest expense on deposits increased $159,000, or 27.9%, to $729,000 for the six months ended June 30, 2016 from $570,000 for the six months ended June 30, 2015. The average cost of deposits increased to 0.81% for the six months ended June 30, 2016 from 0.68% for the six months ended June 30, 2015, primarily reflecting higher rates paid on promotional certificates of deposit made during 2015. The average cost of certificates of deposit (including individual retirement accounts) increased by 20 basis points to 1.22% during the six months ended June 30, 2016 from 1.02% during the six months ended June 30, 2015. The average balance of certificates of deposit (including individual retirement accounts) increased by $9.5 million to $100.4 million for the six months ended June 30, 2016 from $90.9 million for the six months ended June 30, 2015. The average balance of transaction accounts, traditionally our lower cost non-time deposit accounts, increased by $5.3 million to $88.0 million for the six months ended June 30, 2016 from $82.7 million for the six months ended June 30, 2015, although the average cost of transaction accounts remained at 26 basis points for the six months ended June 30, 2016 and 2015.

Interest expense on borrowings decreased $13,000 from $376,000 for the six months ended June 30, 2015 to $363,000 for the six months ended June 30, 2016, due to a $2.6 million decrease in our average balance of borrowings with the Federal Home Loan Bank from $48.7 million for the six months ended June 30, 2015 compared to $46.0 million for the six months ended June 30, 2016, despite an increase in the average cost of these funds from 1.55% for the six months ended June 30, 2015 to 1.58% for the six months ended June 30, 2016.

Net Interest Income. Net interest income increased $36,000, or 1.0%, to $3.5 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Net interest income increased primarily due to an increase of $3.4 million in net interest-earning assets to $23.5 million for the six months ended June 30, 2016 from $20.1 million for the same period in 2015. Our net interest rate spread decreased 14 basis points to 2.73% for the six months ended June 30, 2016 from 2.87% for the six months ended June 30, 2015, due to a nine basis point increase in the average cost of interest-bearing liabilities to 0.97% for the six months ended June 30, 2016 from 0.88% for the six months ended June 30, 2015 in addition to a decrease in the average yield on our interest-earning assets of five basis points from 3.75% for the six months ended June 30, 2015 to 3.70% for the six months ended June 30, 2016. Our net interest margin decreased 13 basis points from 2.95% during the six months ended June 30, 2015 to 2.82% during the six months ended June 30, 2016.

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

Based on our evaluation of the above factors, we recorded a $90,000 provision for loan losses for the six months ended June 30, 2016, compared to a $75,000 provision for loan losses recorded for the six months ended June 30, 2015. The increase in the six months ended June 30, 2016 was the result of additional general provisions deemed necessary to support an increased balance of loans receivable, primarily commercial real estate, and to a lesser extent, one- to four-family residential real estate, as well as a potentially weaker economy. The allowance for loan losses was $900,000, or 0.43% of net loans outstanding, at June 30, 2016 compared to $728,000, or 0.38% of net loans outstanding at June 30, 2015.

Other Income. Other income increased by $436,000, or 41.4%, to $1.5 million for the six months ended June 30, 2016 compared to $1.1 million for the six months ended June 30, 2015. The increase in other income resulted primarily from increases in realized gains on sales of loans, mortgage fee income and fee income, partially offset by a modest decrease in deposit service fees. A substantial portion of the increase in other income was the result of gain on sale of loans which increased $343,000, or 66.3%, to $860,000 for the six months ended June 30, 2016 from $517,000 for the six months ended June 30, 2015. Mortgage fee income increased $88,000, or 34.1%, to $346,000 for the six months ended June 30, 2016 from $258,000 for the six months ended June 30, 2015. Higher mortgage loan origination volume, including loans originated for sale, in the six months ended June 30, 2016 compared to the same period in 2015 produced an increase in both mortgage fee income and realized gain on sale of loans. Fee income from Fairport Wealth Management increased by $12,000, or 13.6%, to $100,000 for the six months ended June 30, 2016 compared to $88,000 for the six months ended June 30, 2015 due to increased sales. Deposit service fees decreased $6,000 during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Other Expense. Other expense increased $344,000, or 8.0%, to $4.7 million for the six months ended June 30, 2016 from $4.3 million for the six months ended June 30, 2015. The increase was the result of increases in salaries and employee benefits expense of $241,000, audit and tax services of $43,000, mortgage fees and taxes of $21,000, directors’ fees of $28,000, data processing costs of $24,000, electronic banking expense of $13,000, FDIC premium expense of $9,000, and equipment expense of $7,000, partially offset by decreases in miscellaneous other expense of $29,000, and advertising expense of $11,000. The increase in salaries and employee benefits expense was primarily due to normal annual increases for existing staff and the increased salary costs associated with additional processing and mortgage origination staff for our new mortgage loan origination office located in Buffalo, New York. Audit and tax services increased due to outsourcing internal audit in the first six months of 2016. Mortgage fees and taxes increased due to the additional volume of mortgage originations for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Director fees increased due to the addition of three new directors at the end of 2015. The increase in data processing expenses was due to the increased costs related to mobile banking and online account opening capabilities period over period. FDIC premium expense increased due to additional deposit growth comparing the six month periods ended June 30, 2016 and June 30, 2015. Equipment expense increased due to additional furniture and fixtures and computer costs associated with the new Buffalo loan origination office. Advertising expense decreased as a result of less advertising in the first six months of 2016 as compared to the first six months of 2015. Other miscellaneous expenses decreased $29,000, or 7.7% to $350,000 for the six months ended June 30, 2016 compared to $379,000 for the six months ended June 30, 2015 primarily due to initial setup cost associated with the new mortgage origination office that opened in Buffalo in March 2015.

Income Taxes. Income taxes increased $44,000 for the six months ended June 30, 2016, from an income tax benefit of $10,000 for the six months ended June 30, 2015 compared to an income tax expense of $34,000 for the six months ended June 30, 2016. The increase in income tax expense in the six months ended June 30, 2016 as compared to the same period in 2015 was due to higher income before income taxes. The effective tax rate was 15.4% for the six months ended June 30, 2016 compared to (9.3%) for the six months ended June 30, 2015.

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

	For the three months ended June 30,
	2016			2015
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost(5)	Balance	Interest	Cost(5)
Interest-earning assets:
Loans	$211,807	$2,161	4.08%	$194,043	$1,988	4.10%
Federal funds sold	10,380	7	0.27	3,301	2	0.19
Taxable investment securities	10,433	68	2.61	17,888	130	2.90
Mortgage-backed securities	14,325	53	1.48	17,165	63	1.46
State and municipal securities(1)	4,855	36	2.94	4,771	34	2.86
Total interest-earning assets	$251,800	$2,325	3.69%	$237,168	$2,217	3.74%
Noninterest-earning assets:
Other assets	$9,946			$9,353
Total assets	$261,746			$246,521
Interest-bearing liabilities:
NOW accounts	$28,551	$20	0.28%	$27,056	$9	0.14%
Passbook savings	28,249	24	0.35	29,385	32	0.44
Money market savings	24,059	17	0.28	21,320	16	0.29
Individual retirement accounts	7,481	16	0.86	10,644	29	1.09
Certificates of deposit	92,247	290	1.26	79,695	205	1.03
Federal Home Loan Bank advances	45,457	179	1.58	48,771	191	1.56
Total interest-bearing liabilities	$226,044	$546	0.97%	$216,871	$482	0.89%
Noninterest-bearing liabilities:
Demand deposits	$11,736			$6,651
Other liabilities	1,901			1,745
Total liabilities	$239,681			$225,267
Stockholders' equity	$22,065			$21,254
Total liabilities & stockholders' equity	$261,746			$246,521
Net interest income		$1,779			$1,735
Interest rate spread(2)			2.72%			2.85%
Net interest-earning assets(3)	$25,756			$20,297
Net interest margin(4)		2.82%			2.93%
Ratio of average interest-earning assets to average interest-bearing liabilities	111.39%			109.36%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 34% federal tax rate. The unadjusted average yield on tax-exempt securities was 1.94% and 1.89% for the quarters ended June 30, 2016, and 2015, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.
(5)	Annualized.

	For the six months ended June 30,
	2016			2015
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost(5)	Balance	Interest	Cost(5)
Interest-earning assets:
Loans	$209,103	$4,245	4.06%	$192,332	$3,957	4.11%
Federal funds sold	7,746	11	0.29	3,099	3	0.17
Taxable investment securities	12,258	166	2.71	18,134	258	2.84
Mortgage-backed securities	14,731	111	1.50	17,634	134	1.52
State and municipal securities(1)	4,752	70	2.96	4,814	69	2.85
Total interest-earning assets	$248,590	$4,603	3.70%	$236,013	$4,421	3.75%
Noninterest-earning assets:
Other assets	$9,754			$9,352
Total assets	$258,344			$245,365
Interest-bearing liabilities:
NOW accounts	$27,680	$33	0.24%	$26,088	$18	0.14%
Passbook savings	27,369	48	0.35	28,740	57	0.40
Money market savings	23,577	33	0.28	21,522	32	0.30
Individual retirement accounts	7,706	35	0.91	10,873	60	1.10
Certificates of deposit	92,704	580	1.25	80,032	403	1.01
Federal Home Loan Bank advances	46,033	363	1.58	48,654	376	1.55
Total interest-bearing liabilities	$225,069	$1,092	0.97%	$215,909	$946	0.88%
Noninterest-bearing liabilities:
Demand deposits	$9,334			$6,339
Other liabilities	1,861			1,777
Total liabilities	$236,264			$224,025
Stockholders' equity	$22,080			$21,340
Total liabilities & stockholders' equity	$258,344			$245,365
Net interest income		$3,511			$3,475
Interest rate spread(2)			2.73%			2.87%
Net interest-earning assets(3)	$23,521			$20,104
Net interest margin(4)		2.82%			2.95%
Ratio of average interest-earning assets to average interest-bearing liabilities	110.45%			109.31%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 34% federal tax rate. The unadjusted average yield on tax-exempt securities was 1.95% and 1.88% for the six months ended June 30, 2016, and 2015, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.
(5)	Annualized.

Rate/Volume Analysis

The following tables present the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of these tables, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Three months ended June 30,
	2016 vs. 2015
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest and dividend income:
Loans	$179	$(6)	$173
Federal funds sold	5	-	5
Taxable investment securities	(51)	(11)	(62)
Mortgage-backed securities	(10)	-	(10)
State and municipal securities	(1)	3	2
Total interest and dividend income	122	(14)	108
Interest expense:
NOW accounts	-	11	11
Passbook savings	5	(13)	(8)
Money market savings	3	(2)	1
Individual retirement accounts	(7)	(6)	(13)
Certificates of deposit	36	49	85
Federal home loan bank advances	(9)	(3)	(12)
Total interest expense	28	36	64
Net change in net interest income	$94	$(50)	$44

	Six months ended June 30,
	2016 vs. 2015
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest and dividend income:
Loans	$335	$(47)	$288
Federal funds sold	8	-	8
Taxable investment securities	(81)	(11)	(92)
Mortgage-backed securities	(21)	(2)	(23)
State and municipal securities	(1)	2	1
Total interest and dividend income	240	(58)	182
Interest expense:
NOW accounts	1	14	15
Passbook savings	6	(15)	(9)
Money market savings	3	(2)	1
Individual retirement accounts	(15)	(10)	(25)
Certificates of deposit	71	106	177
Federal home loan bank advances	(10)	(3)	(13)
Total interest expense	56	90	146
Net change in net interest income	$184	$(148)	$36

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of nonperforming assets at the indicated dates:

	June 30,	December 31,	June 30,
(Dollars In thousands)	2016	2015	2015
Nonaccrual loans:
Residential mortgage loans	$118	$63	$56
Home equity lines of credit	18	18	-
Other loans	-	1	-
Total nonaccrual loans	136	82	56
Total nonperforming loans	136	82	56
Total nonperforming assets	$136	$82	$56

Nonperforming loans to total loans	0.06%	0.04%	0.03%
Nonperforming assets to total assets	0.05%	0.03%	0.02%

Nonperforming assets include nonaccrual loans and foreclosed real estate. The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. There are no loans that are past due 90 days or more and still accruing interest. Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. At the dates indicated above, the Company had no TDRs outstanding.

As indicated in the table above, nonperforming assets at June 30, 2016 were $136,000, an increase of $54,000 from the $82,000 balance reported at December 31, 2015. At June 30, 2016, the Company had one non-performing residential mortgage loan for $89,000, one non-performing home equity line of credit for $18,000, and one non-performing home equity loan for $29,000 and at December 31, 2015, the Company had one non-performing residential mortgage loan for $63,000, one non-performing home equity line of credit for $18,000, and one non-performing checking line of credit for $1,000.

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the balance sheet. The allowance for loan losses was $900,000 and $811,000 at June 30, 2016 and December 31, 2015, respectively. The Company reported an increase in the ratio of the allowance for loan losses to gross loans to 0.43% at June 30, 2016 as compared to 0.40% at December 31, 2015. Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of June 30, 2016.

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

At June 30, 2016 and December 31, 2015, the Company did not have loans which were deemed to be impaired.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting. Management has identified potential problem loans totaling $1.8 million as of June 30, 2016 as compared to $1.5 million at December 31, 2015. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired. Total potential problem loans increased between these two dates, as the Company reported an increase of $374,000 in loans rated substandard. The increase in loans classified as substandard was due to three residential mortgage loans which were newly categorized as such during the six months ended June 30, 2016. These loans were not criticized as of December 31, 2015. Based on current information available at June 30, 2016, these loans were re-evaluated for their range of potential losses and reclassified accordingly.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included in our consolidated financial statements.

Our primary sources of funds consist of deposit inflows, loan repayments, borrowings from the Federal Home Loan Bank of New York, maturities and principal repayments of securities, and loan and securities sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 20.0% or greater. For the quarter ended June 30, 2016, our liquidity ratio averaged 41.7%. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2016.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits, short and intermediate-term securities and federal funds sold. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2016, cash and cash equivalents totaled $25.2 million.

At June 30, 2016, we had $22.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $16.1 million in unused lines of credit outstanding to borrowers. Certificates of deposit (including individual retirement accounts comprised solely of certificates of deposit), due within one year of June 30, 2016 totaled $51.1 million, or 57.5% of our certificates of deposit (including individual retirement accounts) and 24.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, and Federal Home Loan Bank borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing certificates of deposit due on or before June 30, 2017. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provides an additional source of funds. Federal Home Loan Bank borrowings decreased by $1.9 million, to $44.2 million at June 30, 2016, from $46.1 million at December 31, 2015. At June 30, 2016, we had the ability to borrow approximately $149.9 million from the Federal Home Loan Bank of New York, of which $44.2 million had been advanced.

We also have a repurchase agreement with Raymond James Financial providing an additional $10.0 million in liquidity.  Funds obtained under the repurchase agreement are secured by our U.S Government and agency obligations.  There were no advances outstanding under the repurchase agreement at June 30, 2016 or December 31, 2015.

Capital

Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2016, Fairport Savings Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

Fairport Savings Bank’s capital amounts and ratios as of the indicated dates are presented in the following table.

						Minimum
						To Be "Well-
			Minimum			Capitalized"
			For Capital			Under Prompt
	Actual		Adequacy Purposes			Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2016
Total Core Capital (to Risk-Weighted Assets)	$21,019	14.20%	$	³11,838	³8.0%	$	³14,797	³10.0%
Tier 1 Capital (to Risk-Weighted Assets)	20,119	13.60		³8,878	³6.0		³11,838	³8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	20,119	13.60		³6,659	³4.5		³9,618	³6.5
Tier 1 Capital (to Assets)	20,119	7.74		³10,404	³4.0		³13,005	³5.0
As of December 31, 2015:
Total Core Capital (to Risk-Weighted Assets)	$20,757	15.12%	$	³10,980	³8.0%	$	³13,725	³10.0%
Tier 1 Capital (to Risk-Weighted Assets)	19,946	14.53		³8,235	³6.0		³10,980	³8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	19,946	14.53		³6,176	³4.5		³8,921	³6.5
Tier 1 Capital (to Assets)	19,946	7.85		³10,167	³4.0		³12,709	³5.0

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

At June 30, 2016 and December 31, 2015, we had $22.5 million and $11.8 million, respectively, of commitments to grant loans, and $16.1 million and $15.8 million, respectively, of unfunded commitments under lines of credit. We had two commercial letters of credit for $734,000 at June 30, 2016 and one commercial letter of credit for $299,000 at December 31, 2015.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of June 30, 2016, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On March 11, 2016, FSB Bancorp filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the second-step conversion of FSB Community Bankshares, MHC and the related offering of common stock by FSB Bancorp. The Registration Statement (File No. 333-210129) was declared effective by the Securities and Exchange Commission on May 13, 2016. FSB Bancorp registered 1,941,688 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate offering value of $19.4 million. The stock offering commenced on May 23, 2016, and ended on July 13, 2016.

Sandler O’Neill & Partners, L.P. (“Sandler”) was engaged to assist in the marketing of the common stock. For its services, Sandler received a fee of $250,000. Sandler was also reimbursed $105,000 for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses.

The stock offering resulted in gross proceeds of $10.3 million, through the sale of 1,034,649 shares of common stock at a price of $10.00 per share. Expenses related to the offering were approximately $1.4 million, including $355,000 paid to Sandler. Net proceeds of the offering were approximately $8.9 million.

FSB Bancorp contributed $7.3 million of the net proceeds of the offering to the Bank and $1.6 million of the net proceeds were retained by FSB Bancorp. The net proceeds contributed to the Bank have been invested in short term instruments and used to make loans. The net proceeds retained by FSB Bancorp have been deposited with the Bank.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101	The following materials from FSB Bancorp, Inc. Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FSB BANCORP, INC.
(registrant)

August 12, 2016	/s/ Dana C. Gavenda
Dana C. Gavenda
President and Chief Executive Officer

August 12, 2016	/s/ Kevin D. Maroney
Kevin D. Maroney
Chief Financial Officer and Chief Operating Officer

- 42 -