Form 10-Q
period 2016-09-30
FSB Bancorp, Inc.
filed 2016-11-14
CIK 1667939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

FSB BANCORP, INC.

(Exact Name of Company as Specified in its Charter)

Maryland	001-37831	81-2509654
(State of Other Jurisdiction of	(Commission File No.)	(I.R.S. Employer Identification No.)
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

As of November 14, 2016, there were 1,941,688 shares issued and outstanding of the registrant’s common stock.

FSB BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

FSB Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2016	2015
ASSETS:
Cash and due from banks	$1,285	$1,550
Interest earning demand deposits	3,545	4,597
Total cash and cash equivalents	4,830	6,147
Available-for-sale securities, at fair value	17,652	19,968
Held-to-maturity securities, at amortized cost (fair value of $6,489 and $13,222, respectively)	6,369	12,979
Investment in Federal Home Loan Bank stock, at cost	2,480	2,388
Loans held for sale	5,602	3,880
Loans	214,477	202,641
Less: Allowance for loan losses	(945)	(811)
Loans receivable, net	213,532	201,830
Bank owned life insurance	3,679	3,629
Accrued interest receivable	642	655
Premises and equipment, net	3,077	2,744
Other assets	1,860	1,587
Total assets	$259,723	$255,807

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Non-interest bearing	$7,305	$6,974
Interest bearing	171,223	178,587
Total deposits	178,528	185,561
Short-term borrowings	4,000	-
Long-term borrowings	43,780	46,092
Official bank checks	495	1,114
Other liabilities	1,465	1,280
Total liabilities	228,268	234,047
Stockholders' equity:
Preferred stock – par value $0.01 and no par value; 25,000,000 and 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.01 and $0.10; 50,000,000 and 10,000,000 authorized shares; 1,941,688 and 1,785,000 shares issued and 1,941,688 and 1,779,472 shares outstanding	19	179
Paid-in capital	16,349	7,239
Retained earnings	15,424	14,985
Accumulated other comprehensive income (loss)	22	(212)
Treasury stock at cost, 2016-0 shares, 2015- 5,528 shares	-	(46)
Unearned ESOP shares, at cost	(359)	(385)
Total stockholders’ equity	31,455	21,760
Total liabilities and stockholders' equity	$259,723	$255,807

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	September 30, 2016	September 30, 2015
Interest and dividend income:
Loans, including fees	$2,221	$2,084
Securities:
Taxable	52	111
Tax-exempt	25	25
Mortgage-backed securities	50	45
Other	10	1
Total interest and dividend income	2,358	2,266
Interest expense:
Interest on deposits	348	325
Interest on short-term borrowings	1	4
Interest on long-term borrowings	165	185
Total interest expense	514	514
Net interest income	1,844	1,752
Provision for loan losses	45	37
Net interest income after provision for loan losses	1,799	1,715
Other income:
Service fees	45	40
Fee income	35	44
Realized gain on sale of securities	36	106
Increase in cash surrender value of bank owned life insurance	17	18
Realized gain on sale of loans	749	468
Mortgage fee income	240	201
Other	40	40
Total other income	1,162	917
Other expense:
Salaries and employee benefits	1,626	1,349
Occupancy	248	256
Data processing costs	52	40
Advertising	28	27
Equipment	153	155
Electronic banking	27	32
Directors’ fees	65	40
Mortgage fees and taxes	123	99
FDIC premium expense	42	39
Audits and tax services	48	30
Other	207	195
Total other expenses	2,619	2,262
Income before income taxes	342	370
Provision for income taxes	90	109
Net income	$252	$261
Earnings per common share - basic	$0.13	$0.14

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the nine	For the nine
	months ended	months ended
(In thousands, except per share data)	September 30, 2016	September 30, 2015
Interest and dividend income:
Loans, including fees	$6,466	$6,041
Securities:
Taxable	218	369
Tax-exempt	71	70
Mortgage-backed securities	161	179
Other	21	4
Total interest and dividend income	6,937	6,663
Interest expense:
Interest on deposits	1,077	895
Interest on short-term borrowings	1	6
Interest on long-term borrowings	528	559
Total interest expense	1,606	1,460
Net interest income	5,331	5,203
Provision for loan losses	135	112
Net interest income after provision for loan losses	5,196	5,091
Other income:
Service fees	116	117
Fee income	135	132
Realized gain on sale of securities	36	106
Increase in cash surrender value of bank owned life insurance	50	55
Realized gain on sale of loans	1,609	985
Mortgage fee income	586	459
Other	120	117
Total other income	2,652	1,971
Other expense:
Salaries and employee benefits	4,452	3,934
Occupancy	747	757
Data processing costs	149	113
Advertising	83	93
Equipment	451	446
Electronic banking	83	75
Directors’ fees	188	135
Mortgage fees and taxes	336	291
FDIC premium expense	127	115
Audits and tax services	112	51
Other	557	574
Total other expenses	7,285	6,584
Income before income taxes	563	478
Provision for income taxes	124	99
Net income	$439	$379
Earnings per common share - basic	$0.23	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
(In thousands)	September 30, 2016	September 30, 2015
Net Income	$252	$261

Other Comprehensive Income

Unrealized holding losses on available-for-sale securities
Unrealized holding gains (losses) arising during the period	(45)	47
Reclassification adjustment for net gains included in net income on securities available-for-sale	(24)	(64)
Reclassification adjustment for net gains included in net income on securities held-to-maturity	(12)	(42)
Net unrealized loss on available for sale securities	(81)	(59)

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	68	(20)

Other comprehensive loss, before tax	(13)	(79)
Tax effect	(5)	(143)
Other comprehensive income (loss), net of tax	(8)	64
Comprehensive income	$244	$325

Tax Effect Allocated to Each Component of Other Comprehensive Income
Unrealized holding gains (losses) arising during the period	$16	$(16)
Reclassification adjustment for net gains included in net income on securities available-for-sale	8	22
Reclassification adjustment for net gains included in net income on securities held-to-maturity	4	14
Accretion of net unrealized loss on securities transferred to held-to-maturity	(23)	123
Income tax effect related to other comprehensive income	$5	$143

The accompanying notes are an integral part of the consolidated financial statements.

(1)	The accretion of the unrealized holding losses in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and the fair value of the investment securities at the date of transfer, and is an adjustment of yield.

FSB Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the nine months ended
(In thousands)	September 30, 2016	September 30, 2015
Net Income	$439	$379

Other Comprehensive Income

Unrealized holding gains (losses) on available for sale securities
Unrealized holding gains arising during the period	75	27
Reclassification adjustment for net gains included in net income on securities available-for-sale	(24)	(64)
Reclassification adjustment for net gains included in net income on securities held-to-maturity	(12)	(42)
Net unrealized gain (loss) on available for sale securities	39	(79)

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	323	(6)

Other comprehensive income (loss), before tax	362	(85)
Tax effect	128	150
Other comprehensive income, net of tax	234	65
Comprehensive income	$673	$444

Tax Effect Allocated to Each Component of Other Comprehensive Income
Unrealized holding gains (losses) arising during the period	$(25)	$(9)
Reclassification adjustment for net gains included in net income on securities available-for-sale	8	22
Reclassification adjustment for net gains included in net income on securities held-to-maturity	4	14
Accretion of net unrealized loss on securities transferred to held-to-maturity	(115)	123
Income tax effect related to other comprehensive income	$(128)	$150

The accompanying notes are an integral part of the consolidated financial statements.

(1)	The accretion of the unrealized holding losses in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and the fair value of the investment securities at the date of transfer, and is an adjustment of yield.

FSB Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated Other
	Common	Paid in	Retained	Comprehensive	Treasury	Unearned
(In thousands, except share and per share data)	Stock	Capital	Earnings	Income (Loss)	Stock	ESOP	Total

Balance, January 1, 2016	$179	$7,239	$14,985	$(212)	$(46)	$(385)	$21,760

Net income	-	-	439	-	-	-	439

Other comprehensive income, net of tax	-	-	-	234	-	-	234

Effect of the employee stock ownership plan, net	-	-	-	-	-	-	-

ESOP shares committed to be released	-	6	-	-	-	26	32

Proceeds of common stock offering and conversion of existing shares, net of expenses	(159)	9,149	-	-	-	-	8,990

Cancel 5,528 treasury shares	(1)	(45)	-	-	46	-	-

Balance, September 30, 2016	$19	$16,349	$15,424	$22	$-	$(359)	$31,455

Balance, January 1, 2015	$179	$7,239	$14,472	$(226)	$(40)	$(420)	$21,204

Net income	-	-	379	-	-	-	379

Other comprehensive income, net of tax	-	-	-	65	-	-	65

Effect of the employee stock ownership plan, net	-	-	-	-	(6)	-	(6)

ESOP shares committed to be released	-	(1)	-	-	-	26	25

Cancel treasury shares	-	-	-	-	-	-	-

Balance, September 30, 2015	$179	$7,238	$14,851	$(161)	$(46)	$(394)	$ 21, 667

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2016	2015
OPERATING ACTIVITIES
Net income	$439	$379
Adjustments to reconcile net income to net cash flows from operating activities:
Net amortization of premiums and accretion of discounts on investments	296	351
Gain on sales of securities	(36)	(106)
Gain on sale of loans	(1,609)	(985)
Proceeds from loans sold	24,188	17,277
Loans originated for sale	(24,301)	(18,993)
Amortization of net deferred loan origination costs	174	127
Depreciation and amortization	332	337
Provision for loan losses	135	112
Expense related to ESOP	32	25
Deferred income tax benefit	(120)	(132)
Earnings on investment in bank owned life insurance	(50)	(55)
Decrease in accrued interest receivable	13	3
Increase in other assets	(273)	(680)
Increase in other liabilities	293	504
Net cash flows from operating activities	(487)	(1,836)
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(11,579)	(4,000)
Proceeds from maturities and calls of securities available-for-sale	9,096	3,000
Proceeds from sales of securities available-for-sale	2,213	2,574
Proceeds from principal paydowns on securities available-for-sale	2,572	3,217
Purchases of securities held-to-maturity	(932)	(919)
Proceeds from maturities and calls of securities held-to-maturity	6,798	2,129
Proceeds from sales of securities held-to-maturity	393	856
Proceeds from principal paydowns on securities held-to-maturity	351	516
Net increase in loans	(12,011)	(10,118)
Redemption (Purchase) of Federal Home Loan Bank stock, net	(92)	2
Purchase of premises and equipment	(665)	(330)
Net cash flows from investing activities	(3,856)	(3,073)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	(7,033)	4,832
Proceeds from long-term borrowings	9,500	11,000
Repayments on long-term borrowings	(11,812)	(11,518)
Proceeds from short-term borrowings, net	4,000	-
Net increase (decrease) in official bank checks	(619)	374
Net proceeds from stock conversion and offering	8,990	-
Purchase of treasury stock	-	(6)
Net cash flows from financing activities	3,026	4,682
Change in cash and cash equivalents	(1,317)	(227)
Cash and cash equivalents at beginning of period	6,147	4,335
Cash and cash equivalents at end of period	$4,830	$4,108
CASH PAID DURING THE PERIOD FOR:
Interest	$1,612	$1,460
Income taxes	$113	$28

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated financial statements of FSB Bancorp, Inc., (“FSB Bancorp”), FSB Community Bankshares, Inc. (“FSB Community”), Fairport Savings Bank (the “Bank”) and its other wholly owned subsidiary, Fairport Wealth Management (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The results are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future period. References to the Company prior to July 13, 2016 include FSB Community and not FSB Bancorp, whereas after July 13, 2016 references to the Company include FSB Bancorp and not FSB Community.

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

FSB Bancorp is a Maryland Corporation headquartered in Fairport, New York. On July 13, 2016, FSB Bancorp, completed the conversion and reorganization pursuant to which FSB Community Bankshares, MHC converted to the stock holding company form of organization. FSB Bancorp, the new stock holding company for Fairport Savings Bank, sold 1,034,649 shares of common stock, par value $0.01 per share, at $10.00 per share, for gross offering proceeds of $10.3 million in its stock offering. Additionally, after accounting for conversion related expenses of $1.4 million, which offset gross proceeds, the Company received $8.9 million in net proceeds.

Concurrent with the completion of the conversion and reorganization, shares of common stock of FSB Community owned by public stockholders were exchanged for shares of FSB Bancorp’s common stock so that the former public stockholders of FSB Community owned approximately the same percentage of FSB Bancorp’s common stock as they owned of FSB Community’s common stock immediately prior to the conversion, subject to adjustment as disclosed in the prospectus. Stockholders of FSB Community received 1.0884 shares of FSB Bancorp’s common stock for each share of FSB Community’s stock they owned immediately prior to completion of the transaction. Cash in lieu of fractional shares was paid based on the offering price of $10.00 per share. All share and per share information in this report for periods prior to the conversion have been revised to reflect the 1.0884:1 conversion ratio on shares outstanding, including shares held by FSB Community Bankshares, MHC that were not publicly traded.

Note 2:   New Accounting Pronouncements

On August 19, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This ASU specifically addresses the disclosure requirements on prepared statements of cash flow for eight types of cash receipt or cash payment transactions engaged in by business entities.  The FASB considers this Update to be an improvement on current standards as there is diversity at this time in practice in how these types of cash receipts and cash payments are presented and classified in the statement of cash flows. The new guidance is intended to reduce the current diversity in practice of how the following eight types of transactions are classified in the statement of cash flows:

·	Debt prepayment or debt extinguishment costs;
·	Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing;
·	Contingent consideration payments made after a business combination;
·	Proceeds from the settlement of insurance claims;
·	Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies;
·	Distributions received from equity method investees;
·	Beneficial interests in securitization transactions;
·	Separately identifiable cash flows and application of the Predominance Principle.

For public business entities, such as the Company, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method.  The Company does not expect a material impact on its consolidated financial statements of condition, results of operations, or cash flows as a result of the adoption of this Update.

Note 3:   Earnings per Common Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to FSB Bancorp, Inc. The Company has not granted any restricted stock awards or stock options and, during the three and nine month periods ended September 30, 2016 and 2015, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

The following tables set forth the calculation of basic earnings per share. Historical share and per share data have been adjusted by the exchange ratio of 1.0884 used in the conversion and offering.

	Three months ended
	September 30,
(In thousands, except per share data)	2016	2015
Basic Earnings Per Common Share
Net income available to common stockholders	$252	$261
Weighted average common shares outstanding	1,905	1,893
Basic earnings per common share	$0.13	$0.14

	Nine months ended
	September 30,
(In thousands, except per share data)	2016	2015
Basic Earnings Per Common Share
Net income available to common stockholders	$439	$379
Weighted average common shares outstanding	1,899	1,893
Basic earnings per common share	$0.23	$0.20

Note 4:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$7,106	$5	$(4)	$7,107
Mortgage-backed securities – residential	10,514	55	(24)	10,545
Total available-for-sale	$17,620	$60	$(28)	$17,652
Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$802	$18	$-	$820
U.S. Government and agency obligations	-	-	-	-
State and municipal securities	5,567	104	(2)	5,669
Total held-to-maturity	$6,369	$122	$(2)	$6,489

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$6,000	$-	$(32)	$5,968
Mortgage-backed securities – residential	13,974	101	(75)	14,000
Total available-for-sale	$19,974	$101	$(107)	$19,968
Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$1,535	$39	$-	$1,574
U.S. Government and agency obligations	6,793	129	-	6,922
State and municipal securities	4,651	76	(1)	4,726
Total held-to-maturity	$12,979	$244	$(1)	$13,222

The amortized cost and estimated fair value of debt investments at September 30, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$371	$371
Due after one year through five years	6,106	6,102	3,193	3,247
Due after five years through ten years	-	-	2,003	2,051
Due after ten years	1,000	1,005	-	-
Sub-total	$7,106	$7,107	$5,567	$5,669
Mortgage-backed securities – residential	10,514	10,545	802	820
Totals	$17,620	$17,652	$6,369	$6,489

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2016
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
U.S. Government and agency obligations	3	$4	$4,102	-	$-	$-	3	$4	$4,102
Mortgage-backed securities - residential	2	9	3,021	2	15	1,092	4	24	4,113
Totals	5	$13	$7,123	2	$15	$1,092	7	$28	$8,215
Held-to-Maturity
State and municipal securities(1)	3	$2	$560	1	$-	$45	4	$2	$605
Totals	3	$2	$560	1	$-	$45	4	$2	$605

	December 31, 2015
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
U.S. Government and agency obligations	6	$32	$5,968	-	$-	$-	6	$32	$5,968
Mortgage-backed securities - residential	5	61	6,283	1	14	821	6	75	7,104
Totals	11	$93	$12,251	1	$14	$821	12	$107	$13,072
Held-to-Maturity
State and municipal securities(1)	2	$-	$455	2	$1	$126	4	$1	$581
Totals	2	$-	$455	2	$1	$126	4	$1	$581

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

There were 11 securities in an unrealized loss position at September 30, 2016, of which three have been in loss positions for a period greater than twelve months and eight have been in loss positions for a period less than twelve months. This compares to 16 securities in an unrealized loss position at December 31, 2015, of which three had been in loss positions for a period greater than twelve months and 13 had been in loss positions for a period less than twelve months. These issuing entities are currently rated Aaa by Moody’s Investor Services and AA+ by Standard and Poors. Among the three securities in loss positions for a period greater than twelve months at September 30, 2016, two were mortgage-backed securities issued by GNMA and guaranteed by the United States Government. The remaining security that has been in a loss position for a period greater than twelve months was issued by a state subdivision. The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired.

Among the eight securities in an unrealized loss position at September 30, 2016 for less than twelve months, five were either direct issuances of, or mortgage-backed securities or collateralized mortgage obligations issued by, the following entities sponsored and guaranteed by the United States Government: FNMA, FHLMC, FHLB and FFCB. The remaining three securities were issued by a state or political subdivision. The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired. The Company does not intend to sell these securities, nor is it more likely than not, that the Company will be required to sell these securities prior to recovery of the amortized cost. As such, management does not believe any individual unrealized loss as of September 30, 2016 represents OTTI.

There were $24,000 of gross realized gains on sales of securities available-for-sale and $12,000 of gross realized gains on sales of securities held-to-maturity resulting from proceeds of $2,606,000 for the three months and nine months ended September 30, 2016. There were $64,000 of gross realized gains on sales of securities available-for-sale and $42,000 of gross realized gains on sales of securities held-to-maturity resulting from proceeds of $3,430,000 for the three months and nine months ended September 30, 2015. In accordance with accounting guidance, the Company was able to sell securities classified as held-to-maturity after the Company had already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments or to scheduled principal and interest payments on debt securities.

As of September 30, 2016 and December 31, 2015, no securities were pledged to secure public deposits or for any other purpose required or permitted by law.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of investing in, or originating, these types of investments or loans.

Note 5:   Loans

Major classifications of loans at the indicated dates are as follows:

	September 30,	December 31,
(In thousands)	2016	2015
Real estate loans:
Secured by one-to-four family residences	$179,322	$177,037
Secured by multi-family residences	5,156	5,146
Construction	5,454	1,251
Commercial real estate	6,492	3,522
Home equity lines of credit	15,854	14,523
Total real estate loans	212,278	201,479
Commercial and industrial loans	1,931	853
Other loans	82	61
Total loans	214,291	202,393
Net deferred loan origination costs	186	248
Less allowance for loan losses	(945)	(811)
Loans receivable, net	$213,532	$201,830

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

As of September 30, 2016 and December 31, 2015, residential mortgage loans with a carrying value of $166.0 million and $168.2 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings. The Company retains the servicing on most fixed-rate mortgage loans sold and receives a fee based on the principal balance outstanding. Loans serviced for others totaled $108.4 million and $85.9 million at September 30, 2016 and December 31, 2015, respectively. Loan servicing rights are recorded at fair value when loans are sold with servicing rights retained. The fair value of the mortgage servicing rights (“MSRs”) is determined using a method which utilizes servicing income, discount rates, and prepayment speeds relative to the Bank’s portfolio for MSRs and are amortized over the life of the loan. MSRs amounted to $731,000 and $561,000 at September 30, 2016 and December 31, 2015, respectively, and are included in other assets on the consolidated balance sheets.

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
Other loans

The following tables present the classes of the loan portfolio, not including net deferred loan fees, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of September 30, 2016
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate loans:
Secured by one-to-four family residences	$177,919	$-	$1,403	$-	$179,322
Secured by multi-family residences	5,156	-	-	-	5,156
Construction	5,454	-	-	-	5,454
Commercial real estate	6,492	-	-	-	6,492
Home equity lines of credit	15,552	-	302	-	15,854
Total real estate loans	210,573	-	1,705	-	212,278
Commercial & industrial loans	1,931	-	-	-	1,931
Other loans	82	-	-	-	82
Total loans	$212,586	$-	$1,705	$-	$214,291

	As of December 31, 2015
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate loans:
Secured by one-to-four family residences	$175,885	$-	$1,152	$-	$177,037
Secured by multi-family residences	5,146	-	-	-	5,146
Construction	1,251	-	-	-	1,251
Commercial real estate	3,522	-	-	-	3,522
Home equity lines of credit	14,223	-	300	-	14,523
Total real estate loans	200,027	-	1,452	-	201,479
Commercial & industrial loans	853	-	-	-	853
Other loans	60	-	-	1	61
Total loans	$200,940	$-	$1,452	$1	$202,393

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

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by portfolio segment and class of loans, as of September 30, 2016 and December 31, 2015, are detailed in the following tables:

	As of September 30, 2016
	30-59 Days	60-89 Days
	Past Due	Past Due	90 Days	Total		Total Loans
(In thousands)	And Accruing	And Accruing	and Over	Past Due	Current	Receivable
Real estate loans:
Secured by one-to-four family residences	$-	$-	$-	$-	$179,322	$179,322
Secured by multi-family residences	-	-	-	-	5,156	5,156
Construction	-	-	-	-	5,454	5,454
Commercial	-	-	-	-	6,492	6,492
Home equity lines of credit	12	-	18	30	15,824	15,854
Total real estate loans	12	-	18	30	212,248	212,278
Commercial & industrial loans	-	-	-	-	1,931	1,931
Other loans	-	-	-	-	82	82
Total loans	$12	$-	$18	$30	$214,261	$214,291

	As of December 31, 2015
	30-59 Days	60-89 Days
	Past Due	Past Due	90 Days	Total		Total Loans
(In thousands)	And Accruing	And Accruing	and Over	Past Due	Current	Receivable
Real estate loans:
Secured by one-to-four family residences	$118	$-	$63	$181	$176,856	$177,037
Secured by multi-family residences	-	-	-	-	5,146	5,146
Construction	-	-	-	-	1,251	1,251
Commercial	-	-	-	-	3,522	3,522
Home equity lines of credit	-	-	18	18	14,505	14,523
Total real estate loans	118	-	81	199	201,280	201,479
Commercial & industrial loans	-	-	-	-	853	853
Other loans	9	-	1	10	51	61
Total loans	$127	$-	$82	$209	$202,184	$202,393

At September 30, 2016, the Company had one nonaccrual home equity line of credit for $18,000. At December 31, 2015, the Company had one nonaccrual residential mortgage loan for $63,000, one nonaccrual home equity line of credit for $18,000, and one nonaccrual checking line of credit for $1,000.

There were no loans that were past due 90 days or more and still accruing interest at September 30, 2016 or December 31, 2015. At September 30, 2016 and December 31, 2015, there were no loans considered to be impaired and no troubled debt restructurings.

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

For the three months ended September 30, 2016
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$569	$39	$18	$47	$105	$13	$109	$900
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	(15)	-	9	18	3	11	19	45
Ending balance	$554	$39	$27	$65	$108	$24	$128	$945

For the three months ended September 30, 2015
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$513	$28	$7	$22	$98	$2	$58	$728
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	4	3	1	-	2	12	15	37
Ending balance	$517	$31	$8	$22	$100	$14	$73	$765

For the nine months ended September 30, 2016
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$524	$39	$6	$35	$101	$11	$95	$811
Charge-offs	-	-	-	-	-	-	(1)	(1)
Recoveries	-	-	-	-	-	-	-	-
Provisions	30	-	21	30	7	13	34	135
Ending balance	$554	$39	$27	$65	$108	$24	$128	$945

For the nine months ended September 30, 2015
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$448	$29	$6	$14	$87	$1	$68	$653
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	69	2	2	8	$13	13	5	112
Ending balance	$517	$31	$8	$22	$100	$14	$73	$765

The Company had no foreclosed real estate at September 30, 2016 or December 31, 2015.

At September 30, 2016 and December 31, 2015, the Company did not have any residential real estate loans in the process of foreclosure.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	September 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale portfolio
U.S. Government and agency obligations	$-	$7,107	$-	$7,107
Mortgage-backed securities – residential	-	10,545	-	10,545
Total available-for-sale securities	$-	$17,652	$-	$17,652

	December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale portfolio
U.S. Government and agency obligations	$-	$5,968	$-	$5,968
Mortgage-backed securities – residential	-	14,000	-	14,000
Total available-for-sale securities	$-	$19,968	$-	$19,968

There have been no transfers of assets into or out of any fair value measurement level during the quarter ended September 30, 2016.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		September 30, 2016		December 31, 2015
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and due from banks	1	$1,285	$1,285	$1,550	$1,550
Interest earning demand deposits	1	3,545	3,545	4,597	4,597
Securities - available-for-sale	2	17,652	17,652	19,968	19,968
Securities - held-to-maturity	2	6,369	6,489	12,979	13,222
Investment in FHLB stock	2	2,480	2,480	2,388	2,388
Loans held for sale	2	5,602	5,602	3,880	3,880
Loans, net	3	213,532	244,911	201,830	201,886
Accrued interest receivable	1	642	642	655	655

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	87,857	87,857	84,060	84,060
Time Deposits	2	90,671	90,507	101,501	101,272
Borrowings	2	47,780	47,505	46,092	46,447
Accrued interest payable	1	54	54	60	60

Note 8:   Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended September 30, 2016
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$75	$(45)	$30
Other comprehensive income before reclassifications	(53)	45	(8)
Ending balance	$22	$-	$22

	For the three months September 30, 2015
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$116	$(341)	$(225)
Other comprehensive income before reclassifications	(38)	102	64
Ending balance	$78	$(239)	$(161)

For the three months ended September 30,
Details about AOCI	2016	2015	Affected Line Item in the Statement of Income

Available for sale securities	$24	$64	Realized gain on sale of securities
Held to maturity securities	12	42	Realized gain on sale of securities
	(12)	(36)	Provision for Income Taxes
	$24	$70	Net Income

	For the nine months ended September 30, 2016
(In thousands)	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(4)	$(208)	$(212)
Other comprehensive income before reclassifications	26	208	234
Ending balance	$22	$-	$22

	For the nine months ended September 30, 2015
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$129	$(355)	$(226)
Other comprehensive income before reclassifications	(51)	116	65
Ending balance	$78	$(239)	$(161)

For the nine months ended September 30,
Details about AOCI	2016	2015	Affected Line Item in the Statement of Income

Available for sale securities	$24	$64	Realized gain on sale of securities
Held to maturity securities	12	42	Realized gain on sale of securities
	(12)	(36)	Provision for Income Taxes
	$24	$70	Net Income

Note 9:   Conversion and Reorganization

On July 13, 2016, the Company completed the conversion and reorganization pursuant to which FSB Community Bankshares, MHC (the “MHC”) converted to the stock holding company form of organization under a "second step" conversion (the "Conversion"), and the Bank reorganized from the two-tier mutual holding company structure to the stock holding company structure. Prior to the completion of the Conversion, the MHC owned approximately 53.0% of the common stock of the Company. FSB Bancorp, the new stock holding company for Fairport Savings Bank, sold 1,034,649 shares of common stock at $10.00 per share, for gross offering proceeds of $10.3 million in its stock offering.

Concurrent with the completion of the offering, shares of common stock of FSB Community owned by the public were exchanged for shares of FSB Bancorp's common stock so that the stockholders own approximately the same percentage of

FSB Bancorp's common stock as they owned of FSB Community's common stock immediately prior to the Conversion, subject to adjustment as disclosed in the prospectus. Stockholders of the Company received 1.0884 shares of FSB Bancorp's common stock for each share of FSB Community's common stock they owned immediately prior to completion of the transaction. Cash in lieu of fractional shares was paid based on the offering price of $10.00 per share. Common shares held by the Company's ESOP prior to the Conversion were also exchanged using the conversion ratio of 1.0884. As a result of the offering and the exchange of shares, FSB Bancorp has 1,941,688 shares outstanding.

The Conversion was accounted for as a change in corporate form with no resulting change in the historical basis of the Company's assets, liabilities, and equity. Costs related to the offering were primarily marketing fees paid to the Company's investment banking firm, legal and professional fees, registration fees, printing and mailing costs and totaled $1.4 million. Accordingly, net proceeds were $8.9 million. As a result of the Conversion and Offering, FSB Community Bankshares, Inc., a federal corporation, was succeeded by a new fully public Maryland corporation, FSB Bancorp, Inc., and the MHC ceased to exist.

The shares of common stock sold in the offering and issued began trading on the Nasdaq Capital Market on July 14, 2016 under the trading symbol "FSBC."

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

Overview

The following discussion reviews the Company's financial condition at September 30, 2016 and the results of operations for the three and nine month periods ended September 30, 2016 and 2015. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Our business has traditionally focused on originating one- to four-family residential real estate mortgage loans and home equity lines of credit, and offering retail deposit accounts. Our primary market area consists of Monroe County and the surrounding western New York counties of Erie, Livingston, Ontario, Orleans, Jefferson and Wayne. In 2015, we began to expand our commercial lending activities in an effort to improve our interest rate risk exposure through the origination of shorter duration commercial loan products. Also in March 2015, we expanded our mortgage origination footprint, and opened a new mortgage loan origination office in Buffalo, New York. In the low interest rate environment which continued to be experienced throughout 2015 and 2016, management continued to generally sell all of the fixed-rate residential real estate loans with terms of 15 years or greater that we originated in order to manage interest rate risk. The current low interest rate environment also resulted in management’s decision to decrease the amount of investment securities and to redeploy the funds available from the decrease in the investment portfolio into higher yielding assets, primarily shorter duration or adjustable rate one- to four-family mortgage loans, commercial real estate loans, and commercial and industrial loans in 2016.

Our results of operations depend primarily on our net interest income and, to a lesser extent, other income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of savings accounts, NOW accounts, money market accounts, time deposits and borrowings. Other income consists primarily of realized gain on sale of loans, mortgage fee income, fees and service charges from deposit products, fee income from our financial services subsidiary, earnings on bank owned life insurance and miscellaneous other income. Our results of operations also are affected by our provision for loan losses and other expenses. Other expenses consist primarily of salaries and employee benefits, occupancy, equipment, electronic banking, data processing costs, mortgage fees and taxes, advertising, directors’ fees, FDIC deposit insurance premium expense, audit and tax services, and other miscellaneous expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The most significant accounting policies followed by the Company are presented in FSB Bancorp's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on May 13, 2016. These policies, along with the disclosures presented in the other financial statement notes filed with the SEC and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, involve the most complex subjective decisions or assessments including our policies with respect to our allowance for loan losses, deferred tax assets and the estimation of fair values for accounting and disclosure purposes. These areas could be the most subject to revision as new information becomes available.

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

Recent Events

On July 13, 2016, FSB Bancorp completed the conversion and reorganization pursuant to which FSB Community Bankshares, MHC converted to the stock holding company form of organization. FSB Bancorp, the new stock holding company for Fairport Savings Bank, sold 1,034,649 shares of common stock, par value $0.01 per share, at $10.00 per share, for gross offering proceeds of $10.3 million in its stock offering. Additionally, after accounting for conversion related expenses of $1.4 million, which offset gross proceeds, the Company received $8.9 million in net proceeds.

Concurrent with the completion of the conversion and reorganization, shares of common stock of FSB Community owned by public stockholders were exchanged for shares of FSB Bancorp’s common stock so that the former public stockholders of FSB Community owned approximately the same percentage of FSB Bancorp’s common stock as they owned of FSB Community’s common stock immediately prior to the conversion, subject to adjustment as disclosed in the prospectus. Stockholders of FSB Community received 1.0884 shares of FSB Bancorp’s common stock for each share of FSB Community’s stock they owned immediately prior to completion of the transaction. Cash in lieu of fractional shares was paid based on the offering price of $10.00 per share.

Comparison of Financial Condition at September 30, 2016 and at December 31, 2015

Total Assets. Total assets increased $3.9 million, or 1.5%, to $259.7 million at September 30, 2016 from $255.8 million at December 31, 2015, reflecting an increase in net loans receivable, partially offset by decreases in securities held-to-maturity, securities available-for-sale, and cash and cash equivalents.

Cash and cash equivalents, primarily interest-earning deposits at the Federal Reserve Bank and the Federal Home Loan Bank, decreased by $1.3 million, or 21.4%, to $4.8 million at September 30, 2016 from $6.1 million at December 31, 2015, as a result of funding loan growth which reduced cash and cash equivalents during the nine months ended September 30, 2016.

Net loans receivable increased $11.7 million, or 5.8%, to $213.5 million at September 30, 2016 from $201.8 million at December 31, 2015. The Bank continues to focus on loan production as we continue to grow our one-to four-family residential mortgage, construction, commercial real estate, commercial and industrial loan, and home equity lines of credit portfolios at a measured pace while still maintaining our exceptional credit quality and strict underwriting standards. One-to four-family residential mortgage loans increased $2.3 million, or 1.3%, to $179.3 million at September 30, 2016 from $177.0 million at December 31, 2015. The Bank originated $77.4 million of residential mortgage loans and sold $50.7 million of such loans in the secondary market as a balance sheet management strategy during the first nine months of 2016 to reduce interest rate risk. The Bank sold these loans at a gain of $1.6 million which was recorded in other income. At September 30, 2016, the Bank was servicing $108.4 million in residential mortgage loans sold to third parties and will realize servicing income on these loans as long as they remain outstanding. At September 30, 2016, the Bank had $5.6 million in loans held for sale, comprised of one- to four-family residential fixed rate conventional, FHA, and VA mortgage loans originated and closed by the Bank in the third quarter of 2016 that have been committed for sale in the secondary market, and will be delivered and sold in the fourth quarter of 2016. Mortgage servicing rights increased $170,000, or 30.3%, to $731,000 at September 30, 2016 compared to $561,000 at December 31, 2015, and are included in other assets on the consolidated balance sheets. Construction loans increased $4.2 million, or 336.0%, to $5.5 million at September 30, 2016 from $1.3 million at December 31, 2015 primarily due to construction loan volume generated from our mortgage origination office in Buffalo. Commercial real estate loans increased $3.0 million, or 84.3%, to $6.5 million at September 30, 2016 from $3.5 million at December 31, 2015. Commercial and industrial loans increased $1.1 million, or 126.4%, to $1.9 million at September 30,

2016 from $853,000 at December 31, 2015. Our seasoned commercial lending team is successfully executing our commercial loan growth strategy with positive results in both commercial real estate and commercial and industrial loan production in 2016. Home equity lines of credit increased $1.3 million, or 9.2%, to $15.9 million at September 30, 2016 from $14.5 million at December 31, 2015.

Securities available-for-sale decreased by $2.3 million, or 11.6%, to $17.7 million at September 30, 2016 from $20.0 million at December 31, 2015. The decrease was primarily due to calls and principal repayments of $11.7 million, sales of mortgage-backed securities of $2.2 million, and amortization of $77,000, partially offset by purchases of $11.6 million in new securities, primarily U.S. Government and agency obligations and mortgage backed securities, and an increase in the fair market value of available-for-sale securities of $33,000 during the first nine months of 2016.

Securities held-to-maturity decreased $6.6 million, or 50.9%, to $6.4 million at September 30, 2016 from $13.0 million at December 31, 2015 due to calls and principal repayments of $7.1 million, sales of mortgage-backed securities of $393,000, and amortization of $12,000, partially offset by purchases of $932,000 in municipal bonds during the first nine months of 2016.

Deposits and Borrowings. Total deposits decreased $7.0 million, or 3.8%, to $178.5 million at September 30, 2016 from $185.6 million at December 31, 2015, primarily single service time deposits, as a result of management’s prudent pricing of lower rates for non-relationship customers in the continued low interest rate environment. Total borrowings from the Federal Home Loan Bank of New York increased $1.7 million, or 3.7%, to $47.8 million at September 30, 2016 from $46.1 million at December 31, 2015 due to $13.5 million in new advances partially offset by principal repayments on our amortizing advances and maturities of $11.8 million. The Company increased its short-term borrowings to $4.0 million at September 30, 2016 compared to no short-term borrowings at December 31, 2015. Long-term borrowings decreased $2.3 million, or 5.0% to $43.8 million at September 30, 2016 from $46.1 million at December 31, 2015.

Stockholders’ Equity. Stockholders’ equity increased $9.7 million, or 44.6%, to $31.5 million at September 30, 2016 from $21.8 million at December 31, 2015. The increase resulted from an increase in additional paid in capital of $9.1 million from net proceeds from our common stock offering, $439,000 in net income, an increase of $234,000 in accumulated other comprehensive income, an increase in $46,000 from canceling of treasury stock shares associated with our common stock offering, and an increase of $26,000 resulting from the release of ESOP shares from the suspense account, partially offset by a decrease of $160,000 in common stock to adjust to the par value of the newly formed FSB Bancorp Inc. stock to $0.01 per share from the original $0.10 per share par value of FSB Community Bankshares, Inc. stock as required by Maryland State law.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

General. Net income decreased $9,000, or 3.5%, to $252,000 for the quarter ended September 30, 2016 from $261,000 for the quarter ended September 30, 2015. The quarter over quarter decrease was attributable to an increase in other expense of $357,000, and an increase in the provision for loan losses of $8,000, partially offset by an increase in other income of $245,000, and an increase in net interest income of $92,000, and a decrease in income taxes of $19,000.

Interest and Dividend Income. Total interest and dividend income increased $92,000, or 4.1%, to $2.4 million for the quarter ended September 30, 2016 from $2.3 million for the quarter ended September 30, 2015. The increase resulted from a $8.4 million increase quarter over quarter in average interest-earning assets, primarily higher yielding loans, resulting in a two basis point increase in the average yield earned on interest-earning assets from 3.74% for the three months ended September 30, 2015 to 3.76% for the three months ended September 30, 2016.

Interest income on loans increased $137,000, or 6.6%, to $2.2 million for the quarter ended September 30, 2016 from $2.1 million for the quarter ended September 30, 2015, reflecting a $14.8 million increase in the average balance of loans to $217.3 million for the three months ended September 30, 2016 from $202.5 million for the three months ended September 30, 2015, partially offset by a three basis point decrease in the average yield earned on loans for the three months ended September 30, 2016 as compared to the same period in 2015. The increase in the average balance of loans was due to our focus on increasing our portfolios of one- to four-family adjustable-rate residential mortgages, construction, commercial real estate and commercial and industrial loans, home equity lines of credit, and to a lesser extent, one- to four-family fixed-rate mortgages during the three months ended September 30, 2016 as compared to the same period in 2015. The average yield on loans decreased to 4.09% for the three months ended September 30, 2016 from 4.12% for the three months ended September 30, 2015, reflecting decreases in market interest rates on loan products, primarily residential mortgages.

Interest income on taxable investment securities decreased $59,000 to $52,000 for the three months ended September 30, 2016, from $111,000 for the three months ended September 30, 2015. The average balance of taxable investment securities decreased $8.4 million, or 49.9%, to $8.4 million for the three months ended September 30, 2016 from $16.8 million for the three months ended September 30, 2015 as a portion of the cash flow from this portfolio was redeployed to fund loan growth. The average yield on taxable investment securities decreased 18 basis points to 2.47% during the quarter ended September 30, 2016 as compared to 2.65% for the quarter ended September 30, 2015. Interest income on mortgage-backed securities increased $5,000 to $50,000 for the three months ended September 30, 2016, from $45,000 for the three months ended September 30, 2015, reflecting an increase in the average yield on mortgage-backed securities of 33 basis points to 1.50% for the three months ended September 30, 2016 from 1.17% for the three months ended September 30, 2015 despite a decrease in the average balance of mortgage-backed securities of $2.0 million, or 12.7%, to $13.4 million for the three months ended September 30, 2016 from $15.4 million for the three months ended September 30, 2015. The increase in yield on mortgage-backed securities was primarily attributable to shorter prepayment speeds on the pools of mortgage-backed securities held in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Mortgage-backed securities average balances decreased primarily due to sales of this type of investment during the three months ended September 30, 2016 as compared to the same period in 2015. Interest income on tax-exempt state and municipal securities was $25,000 for both the quarter ended September 30, 2016 and the quarter ended September 30, 2015. The average balance of state and municipal securities increased by $168,000, or 3.1%, from $5.4 million for the three months ended September 30, 2015 to $5.6 million for the three months ended September, 30, 2016, partially offset as the average tax equivalent yield decreased by seven basis points to 2.73% for the three months ended September 30, 2016 from 2.80% for the three months ended September 30, 2015, as higher yielding state and municipal securities matured and were replaced by modestly lower yielding state and municipal securities.

Total Interest Expense. Total interest expense was $514,000 for both quarters ended September 30, 2016 and September 30, 2015. Total interest expense reflected an increase in interest expense on the deposits of $23,000, offset with a decrease in the interest expense on borrowings of $23,000 when comparing the quarters ended September 30, 2016 and September 30, 2015. The total interest expense reflected an increase in the average cost of interest-bearing liabilities of two basis points from 0.93% for the three months ended September 30, 2015 to 0.95% for the three months ended September 30, 2016, partially offset with a decrease of $4.8 million in average interest-bearing liabilities.

Interest expense on deposits increased $23,000, or 7.1%, to $348,000 for the three months September 30, 2016 from $325,000 for the three months ended September 30, 2015. The average balance of deposits increased $1.7 million, or 1.0%, from $171.8 million for the three months ended September 30, 2015 to $173.5 million for the three months ended September 30, 2016. The average cost of deposits increased to 0.80% for the three months ended September 30, 2016 from 0.76% for the three months ended September 30, 2015, primarily reflecting higher average balances on promotional higher rate certificates of deposit and a promotional NOW account offering during the third quarter of 2016. The average cost of certificates of deposit (including individual retirement accounts) increased by eight basis points to 1.21% during the three months ended September 30, 2016 from 1.13% during the three months ended September 30, 2015. The average balance of certificates of deposit (including individual retirement accounts) decreased by $860,000 to $91.7 million for the three months ended September 30, 2016 from $92.6 million for the three months ended September 30, 2015. The average balance of transaction accounts, traditionally our lower cost non-time deposit accounts, increased by $10.9 million to $97.5 million for the three months ended September 30, 2016 from $86.6 million for the three months ended September 30, 2015, partially offset by a modest decrease in the average cost of transaction accounts of one basis point to 0.29% for the three months ended September 30, 2016 from 0.30% for the three months ended September 30, 2015.

At September 30, 2016, we had $15.4 million of certificates of deposit, including individual retirement accounts, scheduled to mature throughout the remainder of 2016. Based on current market interest rates, we expect that the cost of these deposits upon renewal will be at a similar cost to us as their current contractual rates.

Interest expense on borrowings decreased $23,000 from $189,000 for the quarter ended September 30, 2015 to $166,000 for the quarter ended September 30, 2016, due to a $6.5 million decrease in our average balance of borrowings with the Federal Home Loan Bank from $50.4 million for the three months ended September 30, 2015 compared to $43.9 million for the three months ended September 30, 2016, partially offset by an increase in the average cost of these funds from 1.50% for the three months ended September 30, 2015 to 1.52% for the three months ended September 30, 2016.

Net Interest Income. Net interest income increased $92,000, or 5.3%, to $1.8 million for the quarter ended September 30, 2016 as compared to $1.8 million for the quarter ended September 30, 2015. Net interest income increased primarily due to an increase of $13.2 million in net interest-earning assets to $34.5 million for the quarter ended September 30, 2016 from $21.7 million for the same period in 2015. Our net interest rate spread was flat at 2.81% for the both quarters ended September 30, 2016 and September 30, 2015. There was a two basis point increase in the average cost of interest-bearing liabilities to 0.95% for the three months ended September 30, 2016 from 0.93% for the three months ended September 30, 2015, offset by an increase in the average yield on our interest-earning assets of two basis points from 3.74% for the three months ended September 30, 2015 to 3.76% for the three months ended September 30, 2016. Our net interest margin increased four basis points from 2.90% during the three months ended September 30, 2015 to 2.94% during the three months ended September 30, 2016.

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

Based on our evaluation of the above factors, we recorded a $45,000 provision for loan losses for the quarter ended September 30, 2016, compared to a $37,000 provision for loan losses recorded for the quarter ended September 30, 2015. The increase in the three months ended September 30, 2016 was the result of additional general provisions deemed necessary to support an increased balance of loans receivable, primarily commercial real estate and commercial and industrial loans, and to a lesser extent, one- to four-family residential real estate and construction loans, as well as a potentially weaker economy. The allowance for loan losses was $945,000, or 0.44% of net loans outstanding at September 30, 2016 compared to $766,000, or 0.39% of net loans outstanding, at September 30, 2015.

Other Income. Other income increased by $245,000, or 26.7%, to $1.2 million for the three months ended September 30, 2016 compared to $917,000 for the three months ended September 30, 2015. The increase in other income was primarily due to increases in realized gains on sales of loans and mortgage fee income, partially offset by decreases in realized gain on sale of securities and fee income. A substantial portion of the increase in other income was the result of gain on sale of loans which increased $281,000, or 60.0%, to $749,000 for the three months ended September 30, 2016 from $468,000 for the three months ended September 30, 2015. Mortgage fee income increased $39,000, or 19.4%, to $240,000 for the three months ended September 30, 2016 from $201,000 for the three months ended September 30, 2015. Higher mortgage loan origination volume, including loans originated for sale, in the three months ended September 30, 2016 compared to the same period in 2015 produced an increase in both mortgage fee income and realized gain on sales of loans. Realized gain on sale of securities decreased $70,000, or 66.0%, to $36,000 for the three months ended September 30, 2016 compared to $106,000 for the three months ended September 30, 2015 due to a larger gain on sale in the third quarter of 2015. Fee income from Fairport Wealth Management decreased by $9,000, or 20.5%, to $35,000 for the three months ended September 30, 2016 compared to $44,000 for the three months ended September 30, 2015 due to a modest decrease in non-deposit investment product sales.

Other Expense. Other expense increased $357,000, or 15.8%, to $2.6 million for the three months ended September 30, 2016 from $2.3 million for the three months ended September 30, 2015. The increase in other expense was primarily attributable to increases in salaries and employee benefits of $277,000, directors’ fees of $25,000, mortgage fees and taxes of $24,000, and audit and tax services of $18,000. Salaries and employee benefits increased $277,000, or 20.5% to $1.6 million for the three months ended September 30, 2016 from $1.3 million for the three months ended September 30, 2015 primarily due to normal annual increases for existing staff, increased salary and commission costs associated with additional processing and mortgage origination staff, and an increase in incentive accruals due to projections to achieve financial targets for 2016 compared to lower incentive accruals that were projected in 2015. Directors’ fees increased $25,000, or 62.5% to $65,000 for the three months ended September 30, 2016 compared to $40,000 for the three months ended September 30, 2015 due to the addition of three new directors at the end of 2015. Mortgage fees and taxes increased $24,000, or 24.2%, to $123,000 for the three months ended September 30, 2016 compared to $99,000 for the three months ended September 30, 2015 due to higher mortgage tax expense associated with higher mortgage volume in the third quarter of 2016. Audit and tax services increased $18,000, or 60.0%, to $48,000 for the three months ended September 30, 2016 from $30,000 for the three months ended

September 30, 2015 due to outsourcing our internal audit function in 2016, and increased external auditor expense associated with our stock offering and becoming an SEC reporting company in the third quarter of 2016.

Income Taxes. Income tax expense decreased $19,000, or 17.4%, to $90,000 for the quarter ended September 30, 2016, from $109,000 for the quarter ended September 30, 2015. The effective tax rate was 26.3% for the three months ended September 30, 2016 compared to 29.5% for the three months ended September 30, 2015. The decrease in income tax expense and effective tax rate for the three months ended September 30, 2016 as compared to the same period in 2015 was due to less income before taxes, and the impact of interest and dividends from tax-exempt securities as well as a partial reversal of a component of the deferred tax asset valuation allowance.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and 2015

General. Net income increased $60,000, or 15.8%, to $439,000 for the nine months ended September 30, 2016 from $379,000 for the nine months ended September 30, 2015. The year over year nine month increase was attributable to a $681,000 increase in other income and an increase in net interest income of $128,000, partially offset by an increase in other expense of $701,000, a $23,000 increase in the provision for loan losses, and an increase in income taxes of $25,000.

Interest and Dividend Income. Total interest and dividend income increased $274,000, or 4.1%, to $6.9 million for the nine months ended September 30, 2016 from $6.7 million for the nine months ended September 30, 2015. The increase resulted from a $11.2 million increase year over year in average interest-earning assets, primarily loans, partially offset by a two basis point decrease in the average yield earned on interest-earning assets from 3.74% for the nine months ended September 30, 2015 to 3.72% for the nine months ended September 30, 2016.

Interest income on loans increased $425,000, or 7.0%, to $6.5 million for the nine months ended September 30, 2016 from $6.0 million for the nine months ended September 30, 2015, reflecting a $16.1 million increase in the average balance of loans to $211.9 million for the nine months ended September 30, 2016 from $195.8 million for the nine months ended September 30, 2015, partially offset by a four basis point decrease in the average yield earned on loans from 4.11% for the nine months ended September 30, 2015 to 4.07% for the nine months ended September 30, 2016 reflecting decreases in market interest rates on loan products, primarily residential mortgages. The increase in the average balance of loans was due to management’s decision to focus on adding higher yielding assets to the balance sheet by increasing our portfolio of one- to four-family adjustable-rate residential mortgages, commercial real estate, commercial and industrial loans, home equity lines of credit, and to a lesser extent, one- to four-family fixed-rate mortgages during the nine months ended September 30, 2016 as compared to the same period in 2015.

Interest income on taxable investment securities decreased $151,000, or 40.9% to $218,000 for the nine months ended September 30, 2016, from $369,000 for the nine months ended September 30, 2015. The average balance of taxable investment securities decreased $6.7 million to $11.0 million for the nine months ended September 30, 2016 from $17.7 million for the nine months ended September 30, 2015 as a portion of the cash flow from this portfolio was redeployed to fund higher yielding assets, primarily loan growth. The average yield on taxable securities decreased 13 basis points to 2.65% for the nine months ended September 30, 2016 compared to 2.78% for the nine months ended September 30, 2015 due to reinvestment of called taxable securities into lower yielding taxable securities in this low interest rate environment. Interest income on mortgage-backed securities decreased $18,000, or 10.1%, to $161,000 for the nine months ended September 30, 2016, from $179,000 for the nine months ended September 30, 2015, reflecting a decrease in the average balance of mortgage-backed securities of $2.6 million to $14.3 million for the nine months ended September 30, 2016 from $16.9 million for the nine months ended September 30, 2015, partially offset by an increase in the average yield on mortgage-backed securities of nine basis points to 1.50% for the nine months ended September 30, 2016 from 1.41% for the nine months ended September 30, 2015. Average mortgage-backed securities balances decreased primarily due to sales of these securities in 2016. Interest income on tax-exempt state and municipal securities increased $1,000, or 1.4% to $71,000 for nine months ended September 30, 2016 from $70,000 for the nine months ended September 30, 2015. The average tax equivalent yield increased by four basis points to 2.87% for the nine months ended September 30, 2016 from 2.83% for the nine months ended September 30, 2015. The average balance of state and municipal securities increased by $16,000 to $5.0 million for the nine months ended September 30, 2016.

Total Interest Expense. Total interest expense increased $146,000, or 10.0%, to $1.6 million for the nine months ended September 30, 2016 from $1.5 million for the nine months ended September 30, 2015. The increase in total interest expense reflected an increase in the average balance of interest-bearing liabilities of $4.5 million, combined with an increase in the average cost of interest-bearing liabilities of seven basis points from 0.89% for the nine months ended September 30, 2015 to 0.96% for the nine months ended September 30, 2016 largely as a result of higher market interest rates paid on deposits, primarily promotional certificates of deposit and a promotional NOW account offered during 2016.

Interest expense on deposits increased $182,000, or 20.3%, to $1.1 million for the nine months ended September 30, 2016 from $895,000 for the nine months ended September 30, 2015. The average cost of deposits increased to 0.81% for the nine months ended September 30, 2016 from 0.71% for the nine months ended September 30, 2015, primarily reflecting higher rates paid on promotional certificates of deposit made during 2016. The average cost of certificates of deposit (including individual retirement accounts) increased by 16 basis points to 1.22% during the nine months ended September 30, 2016 from 1.06% during the nine months ended September 30, 2015. The average balance of certificates of deposit (including individual retirement accounts) increased by $6.0 million to $97.5 million for the nine months ended September 30, 2016 from $91.5 million for the nine months ended September 30, 2015. The average balance of transaction accounts, traditionally our lower cost non-time deposit accounts, increased by $7.1 million to $91.1 million for the nine months ended September 30, 2016 from $84.0 million for the nine months ended September 30, 2015, although the average cost of transaction accounts remained at 27 basis points for the nine months ended September 30, 2016 and 2015.

Interest expense on borrowings decreased $36,000 from $565,000 for the nine months ended September 30, 2015 to $529,000 for the nine months ended September 30, 2016, due to a $3.9 million decrease in our average balance of borrowings with the Federal Home Loan Bank from $49.2 million for the nine months ended September 30, 2015 compared to $45.3 million for the nine months ended September 30, 2016, despite an increase in the average cost of borrowings of three basis points from 1.53% for the nine months ended September 30, 2015 to 1.56% for the nine months ended September 30, 2016.

Net Interest Income. Net interest income increased $128,000, or 2.5%, to $5.3 million for the nine months ended September 30, 2016 compared to $5.2 million for the nine months ended September 30, 2015. Net interest income increased primarily due to an increase of $6.7 million in net interest-earning assets to $27.3 million for the nine months ended September 30, 2016 from $20.6 million for the same period in 2015. Our net interest rate spread decreased nine basis points to 2.76% for the nine months ended September 30, 2016 from 2.85% for the nine months ended September 30, 2015, due to a seven basis point increase in the average cost of interest-bearing liabilities to 0.96% for the nine months ended September 30, 2016 from 0.89% for the nine months ended September 30, 2015, in addition to a decrease in the average yield on our interest-earning assets of two basis points from 3.74% for the nine months ended September 30, 2015 to 3.72% for the nine months ended September 30, 2016. Our net interest margin decreased six basis points from 2.92% during the nine months ended September 30, 2015 to 2.86% during the nine months ended September 30, 2016.

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

Based on our evaluation of the above factors, we recorded a $135,000 provision for loan losses for the nine months ended September 30, 2016, compared to a $112,000 provision for loan losses recorded for the nine months ended September 30, 2015. The increase in the nine months ended September 30, 2016 was the result of additional general provisions deemed necessary to support an increased balance of loans receivable, primarily commercial real estate, commercial and industrial loans, and to a lesser extent, one- to four-family residential real estate and construction loans, as well as a potentially weaker economy. The allowance for loan losses was $945,000, or 0.44% of net loans outstanding, at September 30, 2016 compared to $766,000, or 0.39% of net loans outstanding at September 30, 2015.

Other Income. Other income increased by $681,000, or 34.6%, to $2.7 million for the nine months ended September 30, 2016 compared to $2.0 million for the nine months ended September 30, 2015. The increase in other income resulted primarily from increases in realized gains on sales of loans and mortgage fee income, partially offset by a decrease in realized gain on sale of securities. A substantial portion of the increase in other income was the result of gain on sale of loans which increased $624,000, or 63.4%, to $1.6 million for the nine months ended September 30, 2016 from $985,000 for the nine months ended September 30, 2015. Mortgage fee income increased $127,000, or 27.7%, to $586,000 for the nine months ended September 30, 2016 from $459,000 for the nine months ended September 30, 2015. Higher mortgage loan origination volume, including loans originated for sale, in the nine months ended September 30, 2016 compared to the same period in 2015 produced an increase in both mortgage fee income and realized gain on sale of loans. Realized gain on sale of securities decreased $70,000, or 66.0%, during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to a larger gain on sale in 2015.

Other Expense. Other expense increased $701,000, or 10.6%, to $7.3 million for the nine months ended September 30, 2016 from $6.6 million for the nine months ended September 30, 2015. The increase was primarily the result of increases in salaries and employee benefits expense of $518,000, audit and tax services of $61,000, directors’ fees of $53,000, mortgage fees and taxes of $45,000, and data processing costs of $36,000. The $518,000, or 13.2%, increase in salaries and employee benefits expense from $3.9 million for the nine months ended September 30, 2015 compared to $4.5 million for the nine months ended September 30, 2016 was primarily due to normal annual increases for existing staff, the increased salary and commission costs associated with additional processing and mortgage origination staff, and an increase in incentive accruals due to projections to achieve financial targets for 2016 compared to lower incentive accruals that were projected in 2015. Audit and tax services increased $61,000, or 119.6%, from $51,000 for the nine months ended September 30, 2015 compared to $112,000 for the nine months ended September 30, 2016 due to outsourcing internal audit in the first nine months of 2016, and increased external auditor expense associated with our stock offering and becoming an SEC reporting company in the third quarter of 2016. Directors’ fees increased $53,000, or 39.3%, from $135,000 for the nine months ended September 30, 2015 to $188,000 for the nine months ended September 30, 2016 due to the addition of three new directors at the end of 2015. Mortgage fees and taxes increased $45,000, or 15.5%, from $291,000 for the nine months ended September 30, 2015 to $336,000 for the nine months ended September 30, 2016 due to the additional volume of mortgage originations for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Data processing increased $36,000, or 31.9%, from $113,000 for the nine months ended September 30, 2015 to $149,000 for the nine months ended September 30, 2016 due to the increased costs related to mobile banking and online account opening capabilities period over period.

Income Taxes. Income taxes increased $25,000 for the nine months ended September 30, 2016, from $99,000 for the nine months ended September 30, 2015 to $124,000 for the nine months ended September 30, 2016. The effective tax rate was 22.0% for the nine months ended September 30, 2016 compared to 20.7% for the nine months ended September 30, 2015. The increase in income tax expense and effective tax rate in the nine months ended September 30, 2016 as compared to the same period in 2015 was due to higher income before income taxes, and the impact of interest and dividends from tax-exempt securities as well as a partial reversal of a component of the deferred tax asset valuation allowance.

Average balances and yields. The following tables set forth average balance sheets, average yields and costs and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are accreted or amortized to interest income or interest expense.

	For the three months ended September 30,
	2016			2015
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost(5)	Balance	Interest	Cost(5)
Interest-earning assets:
Loans	$217,293	$2,221	4.09%	$202,511	$2,084	4.12%
Federal funds sold	7,523	10	0.53	3,741	1	0.14
Taxable investment securities	8,414	52	2.47	16,795	111	2.65
Mortgage-backed securities	13,448	50	1.50	15,405	45	1.17
State and municipal securities(1)	5,571	38	2.73	5,403	38	2.80
Total interest-earning assets	$252,249	$2,371	3.76%	$243,855	$2,279	3.74%
Noninterest-earning assets:
Other assets	$10,409			$9,448
Total assets	$262,658			$253,303
Interest-bearing liabilities:
NOW accounts	$29,028	$21	0.29%	$27,510	$9	0.14%
Passbook savings	28,720	32	0.44	30,082	39	0.52
Money market savings	24,050	18	0.30	21,643	16	0.30
Individual retirement accounts	7,338	15	0.83	9,541	25	1.03
Certificates of deposit	84,360	262	1.24	83,017	236	1.14
Federal Home Loan Bank advances	43,859	166	1.52	50,388	189	1.50
Total interest-bearing liabilities	$217,355	$514	0.95%	$222,181	$514	0.93%
Noninterest-bearing liabilities:
Demand deposits	$15,658			$7,339
Other liabilities	4,335			2,290
Total liabilities	$237,348			$231,810
Stockholders' equity	$25,310			$21,493
Total liabilities & stockholders' equity	$262,658			$253,303
Net interest income		$1,857			$1,765
Interest rate spread(2)			2.81%			2.81%
Net interest-earning assets(3)	$34,894			$21,674
Net interest margin(4)		2.94%			2.90%
Ratio of average interest-earning assets to average interest-bearing liabilities	116.05%			109.76%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 34% federal tax rate. The unadjusted average yield on tax-exempt securities was 1.80% and 1.85% for the quarters ended September 30, 2016, and 2015, respectively. The unadjusted interest income on tax-exempt securities was $25,000 for both quarters ended September 30, 2016 and 2015.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.
(5)	Annualized.

	For the nine months ended September 30,
	2016			2015
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost(5)	Balance	Interest	Cost(5)
Interest-earning assets:
Loans	$211,853	$6,466	4.07%	$195,762	$6,041	4.11%
Federal funds sold	7,671	21	0.36	3,315	4	0.16
Taxable investment securities	10,967	218	2.65	17,683	369	2.78
Mortgage-backed securities	14,300	161	1.50	16,883	179	1.41
State and municipal securities(1)	5,028	108	2.87	5,012	106	2.83
Total interest-earning assets	$249,819	$6,974	3.72%	$238,655	$6,700	3.74%
Noninterest-earning assets:
Other assets	$9,974			$9,385
Total assets	$259,792			$248,040
Interest-bearing liabilities:
NOW accounts	$28,133	$54	0.25%	$26,567	$27	0.14%
Passbook savings	27,822	80	0.39	29,193	97	0.44
Money market savings	23,736	51	0.29	21,563	47	0.29
Individual retirement accounts	7,583	50	0.88	10,424	85	1.09
Certificates of deposit	89,902	842	1.25	81,038	639	1.05
Federal Home Loan Bank advances	45,303	529	1.56	49,238	565	1.53
Total interest-bearing liabilities	$222,479	$1,606	0.96%	$218,023	$1,460	0.89%
Noninterest-bearing liabilities:
Demand deposits	$11,457			$6,676
Other liabilities	2,462			1,737
Total liabilities	$236,398			$226,436
Stockholders' equity	$23,395			$21,604
Total liabilities & stockholders' equity	$259,793			$248,040
Net interest income		$5,368			$5,240
Interest rate spread(2)			2.76%			2.85%
Net interest-earning assets(3)	$27,340			$20,632
Net interest margin(4)		2.86%			2.92%
Ratio of average interest-earning assets to average interest-bearing liabilities	112.29%			109.46%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 34% federal tax rate. The unadjusted average yield on tax-exempt securities was 1.90% and 1.87% for the nine months ended September 30, 2016, and 2015, respectively. The unadjusted interest income on tax-exempt securities was $71,000 and $70,000 for the nine months ended September 30, 2016, and 2015, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.
(5)	Annualized.

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

	Three months ended September 30,
	2016 vs. 2015
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest and dividend income:
Loans	$147	$(10)	$137
Federal funds sold	1	8	9
Taxable investment securities	(52)	(7)	(59)
Mortgage-backed securities	(10)	15	5
State and municipal securities	1	(1)	-
Total interest and dividend income	87	5	92
Interest expense:
NOW accounts	1	11	12
Passbook savings	(11)	3	(8)
Money market savings	1	2	3
Individual retirement accounts	(6)	(4)	(10)
Certificates of deposit	3	23	26
Federal home loan bank advances	(38)	15	(23)
Total interest expense	(50)	50	-
Net change in net interest income	$137	$(45)	$92

	Nine months ended September 30,
	2016 vs. 2015
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest and dividend income:
Loans	$482	$(57)	$425
Federal funds sold	9	8	17
Taxable investment securities	(133)	(18)	(151)
Mortgage-backed securities	(31)	13	(18)
State and municipal securities	-	1	1
Total interest and dividend income	327	(53)	274
Interest expense:
NOW accounts	2	25	27
Passbook savings	(5)	(12)	(17)
Money market savings	4	-	4
Individual retirement accounts	(21)	(14)	(35)
Certificates of deposit	74	129	203
Federal home loan bank advances	(48)	12	(36)
Total interest expense	6	140	146
Net change in net interest income	$321	$(193)	$128

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of nonperforming assets at the indicated dates:

	September 30,	December 31,	September 30,
(Dollars In thousands)	2016	2015	2015
Nonaccrual loans:
Residential mortgage loans	$-	$63	$-
Home equity lines of credit	18	18	-
Other loans	-	1	-
Total nonaccrual loans	18	82	-
Total nonperforming loans	18	82	-
Total nonperforming assets	$18	$82	$-

Nonperforming loans to total loans	0.01%	0.04%	0.00%
Nonperforming assets to total assets	0.01%	0.03%	0.00%

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

As indicated in the table above, nonperforming assets at September 30, 2016 were $18,000, a decrease of $64,000 from the $82,000 balance reported at December 31, 2015. At September 30, 2016, the Company had one non-performing home equity line of credit for $18,000 and at December 31, 2015, the Company had one non-performing residential mortgage loan for $63,000, one non-performing home equity line of credit for $18,000, and one non-performing checking line of credit for $1,000. At the date indicated above, the Company had no foreclosed real estate.

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the balance sheet. The allowance for loan losses was $945,000 and $811,000 at September 30, 2016 and December 31, 2015, respectively. The Company reported an increase in the ratio of the allowance for loan losses to gross loans to 0.44% at September 30, 2016 as compared to 0.40% at December 31, 2015. Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of September 30, 2016.

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

At September 30, 2016 and December 31, 2015, the Company did not have loans which were deemed to be impaired.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting. Management has identified potential problem loans totaling $1.7 million as of September 30, 2016 as compared to $1.5 million at December 31, 2015. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired. Total potential problem loans increased between these two dates, as the Company reported an increase of $253,000 in loans rated substandard. The increase in loans classified as substandard was due to three residential mortgage loans and one home equity line of credit which were newly categorized as such during the nine months ended September 30, 2016. These loans were not criticized as of December 31, 2015. Based on current information available at September 30, 2016, these loans were re-evaluated for their range of potential losses and reclassified accordingly.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included in our consolidated financial statements.

Our primary sources of funds consist of deposit inflows, loan repayments, borrowings from the Federal Home Loan Bank of New York, maturities and principal repayments of securities, and loan and securities sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 20.0% or greater. For the quarter ended September 30, 2016, our liquidity ratio averaged

31.7%. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2016.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits, short and intermediate-term securities and federal funds sold. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2016, cash and cash equivalents totaled $4.8 million.

At September 30, 2016, we had $21.1 million in loan commitments outstanding. In addition to commitments to originate loans, we had $17.5 million in unused lines of credit outstanding to borrowers. Certificates of deposit (including individual retirement accounts comprised solely of certificates of deposit), due within one year of September 30, 2016 totaled $68.4 million, or 75.4% of our certificates of deposit (including individual retirement accounts) and 38.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, and Federal Home Loan Bank borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing certificates of deposit due on or before September 30, 2017. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provides an additional source of funds. Federal Home Loan Bank borrowings increased by $1.7 million, to $47.8 million at September 30, 2016, from $46.1 million at December 31, 2015. At September 30, 2016, we had the ability to borrow approximately $144.4 million from the Federal Home Loan Bank of New York, of which $47.8 million had been advanced.

We also have a repurchase agreement with Raymond James Financial providing an additional $10.0 million in liquidity.  Funds obtained under the repurchase agreement are secured by our U.S Government and agency obligations.  There were no advances outstanding under the repurchase agreement at September 30, 2016 or December 31, 2015.

Capital

Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2016, Fairport Savings Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

Fairport Savings Bank’s capital amounts and ratios as of the indicated dates are presented in the following table.

						Minimum
						To Be "Well-
			Minimum			Capitalized"			Well-Capitalized
			For Capital			Under Prompt			With Buffer, Fully
	Actual		Adequacy Purposes			Corrective Provisions			Phased in for 2019
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2016
Total Core Capital (to Risk-Weighted Assets)	$28,671	18.90%	$	³12,136	³8.0%	$	³15,171	³10.0%	$	³15,929	³10.5%
Tier 1 Capital (to Risk-Weighted Assets)	27,726	18.28		³9,102	³6.0		³12,136	³8.0		³12,895	³8.5
Tier 1 Common Equity (to Risk-Weighted Assets)	27,726	18.28		³6,827	³4.5		³9,861	³6.5		³10,619	³7.0
Tier 1 Capital (to Assets)	27,726	10.65		³10,418	³4.0		³13,023	³5.0		³13,023	³5.0
As of December 31, 2015:
Total Core Capital (to Risk-Weighted Assets)	$20,757	15.12%	$	³10,980	³8.0%	$	³13,725	³10.0%
Tier 1 Capital (to Risk-Weighted Assets)	19,946	14.53		³8,235	³6.0		³10,980	³8.0
Tier 1 Common Equity (to Risk-Weighted Assets)	19,946	14.53		³6,176	³4.5		³8,921	³6.5
Tier 1 Capital (to Assets)	19,946	7.85		³10,167	³4.0		³12,709	³5.0

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

At September 30, 2016 and December 31, 2015, we had $21.1 million and $11.8 million, respectively, of commitments to grant loans, and $17.5 million and $15.8 million, respectively, of unfunded commitments under lines of credit. We had two commercial letters of credit for $417,000 at September 30, 2016 and one commercial letter of credit for $299,000 at December 31, 2015.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of September 30, 2016, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101	The following materials from FSB Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FSB BANCORP, INC.
(registrant)

November 14, 2016	/s/ Dana C. Gavenda
Dana C. Gavenda
President and Chief Executive Officer

November 14, 2016	/s/ Kevin D. Maroney
Kevin D. Maroney
Chief Financial Officer and Chief Operating Officer

- 44 -