Form 10-K
period 2016-12-31
FSB Bancorp, Inc.
filed 2017-03-16
CIK 1667939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37831

FSB BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	81-2509654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 South Main Street, Fairport, New York	14450
(Address of principal executive offices)	(Zip Code)

(585) 377-8970

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.01 par value	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of the common stock on June 30, 2016, was $0.

As of March 16, 2017, there were 1,941,688 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

2016 Annual Report to Stockholders (Part II)

Proxy Statement for the 2017 Annual Meeting of Stockholders (Part III).

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “would,” “should,” “could” or “may,” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of FSB Bancorp, Inc.’s management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to implement and change our business strategies;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

•	adverse changes in the securities or secondary mortgage markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

•	the impact of the Dodd-Frank Act and the implementing regulations;

•	changes in the quality or composition of our loan or investment portfolios;

•	technological changes that may be more difficult or expensive than expected;

•	the inability of third party providers to perform as expected;

•	our ability to manage market risk, credit risk and operational risk in the current economic environment;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;

•	our compensation expense associated with equity allocated or awarded to our employees; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by applicable law or regulation, we do not undertake, and we specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

FSB Bancorp, Inc.

FSB Bancorp, Inc. (“FSB Bancorp” or the “Company”) is a Maryland corporation. The Company owns all of the outstanding shares of common stock of Fairport Savings Bank (the “Bank”), its banking subsidiary. At December 31, 2016, the Company had consolidated assets of $273.7 million, total deposits of $182.9 million, and stockholders’ equity of $31.9 million. FSB Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “FSBC.”

On July 13, 2016, FSB Bancorp completed its second step conversion from the mutual holding company structure to the stock holding company structure, including a related public offering of common stock, and is now fully publicly owned. The Company sold 1,034,649 shares of common stock at $10.00 per share and raised gross proceeds of approximately $10.3 million in its stock offering. Additionally, in connection with the conversion, the Bank revoked its election for its holding company to be regulated as a savings and loan holding company pursuant to Section 10(l) of the Home Owners Loan Act. Consequently, the Company is regulated as a bank holding company under the Bank Holding Company Act of 1956.

Concurrent with the completion of the conversion and reorganization, shares of common stock of the Company’s predecessor, FSB Community Bankshares, Inc. (“FSB Community”) owned by public stockholders were exchanged for shares of FSB Bancorp’s common stock, so that the former public stockholders of FSB Community owned approximately the same percentage of FSB Bancorp’s common stock as they owned of FSB Community’s common stock immediately prior to the conversion. Stockholders of FSB Community received 1.0884 shares of FSB Bancorp common stock for each share of FSB Community’s stock they owned immediately prior to completion of the transaction. All financial information presented in this Annual Report on Form 10-K for periods before July 13, 2016 relates to the Company’s predecessor, FSB Community. All share and per information in this report for periods prior to the conversion have been revised to reflect the 1.0884:1 conversion ratio on shares outstanding, including shares held by FSB Community Bankshares, MHC, the mutual holding company for FSB Community, that were not publicly traded.

The Company’s principal office is located at 45 South Main Street, Fairport, New York, 14450. Our website address is www.fairportsavingsbank.com. Our Annual Report on Form 10-K is available on our website under the “About Us” and “Investor Relations” tabs. Information on this website is not and should not be considered part of this Annual Report on Form 10-K.

Fairport Savings Bank

Fairport Savings Bank is a New York-chartered savings bank established in 1888 and headquartered in Fairport, New York. The Bank conducts business from its main office in Fairport and through four branch offices located in Penfield, Irondequoit, Webster and Perinton, New York, all of which are located in the greater Rochester metropolitan area. Fairport Savings Bank also operates loan origination offices in Pittsford and Greece, New York, in the Rochester metropolitan area, as well as in Buffalo and Watertown, New York. Fairport Savings Bank is subject to regulation and supervision by the New York State Department of Financial Services and the Federal Deposit Insurance Corporation.

The Bank’s principal business consists of originating one- to four-family residential real estate mortgage loans and home equity lines of credit, and to a lesser but increasing extent, commercial real estate, multi-family and construction loans. We also offer commercial and industrial loans and other consumer loans. Our principal source of funds are the retail deposit products we offer to the general public in the areas surrounding our branch offices. We also utilize borrowings as a source of funds. Our revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment and municipal securities and mortgage-backed securities. We also generate revenues from other income, including realized gains on sales of loans associated with loan production generated from our loan origination offices, deposit fees and service charges, realized gains on sales of securities, earnings on bank owned life insurance and loan fees. Additionally, we derive a portion of our other income through Fairport Wealth Management, our subsidiary that offers non-deposit investments such as annuities, insurance products and mutual funds.

Market Area

Our market area primarily consists of Monroe County, New York, and to a lesser extent, the surrounding counties in Western New York. Monroe County is a suburban market dominated by the City of Rochester, the third largest city in the State of New York. In 2016, Monroe County had a population of 718,000. The Monroe County economy is largely dependent on several large manufacturing companies, as well as sizeable higher education and health care facilities centered in Rochester. The University of Rochester and Strong Memorial Hospital were two of the largest employers in the Rochester area in 2016. Rochester is also home to a number of international businesses, including Bausch & Lomb and Paychex. Additionally, Xerox, while no longer headquartered in Rochester, has its principal offices and manufacturing facilities in Monroe County. As of December 2016, the unemployment rate for Monroe County was 4.6%, as compared to a 4.9% rate for the State of New York and the national average of 4.7%.

Competition

We face intense competition in our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. We face additional competition for deposits from money market funds, brokerage firms, mutual funds and insurance companies. Most of our competitors are significantly larger institutions with greater financial and managerial resources and higher lending limits. Additionally, some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our primary strategy for increasing and retaining our customer base is to offer competitive deposit and loan rates and product features, delivered with superior customer service.

The majority of our depositors live or work in Monroe County, New York. At June 30, 2016, the latest date for which information is available through the Federal Deposit Insurance Corporation, we held approximately 1.63% of the bank deposits in Monroe County.

Lending Activities

Our principal lending activity is the origination of first mortgage loans to purchase or refinance one- to four-family residential real estate. We also originate a significant number of home equity lines of credit. More recently, we have sought to increase our commercial and multi-family real estate and construction lending. To a lesser extent, we also originate commercial and industrial loans and other consumer loans (consisting of automobile, passbook, overdraft protection and unsecured loans). At December 31, 2016, one- to four-family residential real estate mortgage loans totaled $188.6 million, or 83.0% of our loan portfolio, home equity lines of credit totaled $16.8 million, or 7.4% of our loan portfolio, commercial real estate and multi-family loans totaled $13.5 million, or 5.9%, of our loan portfolio, construction loans totaled $6.1 million, or 2.7%, of our loan portfolio, and all other loans totaled $2.0 million, or 1.0% of our loan portfolio.

Our strategic plan continues to focus on residential real estate lending and to gradually increase our commercial lending. We generally retain in our portfolio adjustable-rate or shorter-term fixed-rate residential real estate mortgage loans. Loans that we sell into the secondary market consist of long-term (a term 15 years or longer), conforming fixed-rate residential real estate mortgage loans and correspondent FHA and VA mortgage loans. These loans are sold without recourse. We generally retain the servicing rights on all conforming fixed-rate residential mortgage loans that we sell. However, we may also sell such loans servicing released from our Buffalo mortgage loan origination office. Correspondent FHA and VA mortgage loans are sold in the secondary market on a servicing-released basis. We also broker government mortgage loans with the USDA directly to investors in the secondary market for which we receive a fee. During the year ended December 31, 2016, we sold $74.0 million in long-term, fixed-rate one- to four family real estate loans in the secondary market. At December 31, 2016, we were servicing $118.6 million of loans sold to others. For the year ended December 31, 2016, we realized a gain of $2.3 million on the sale of loans, and we received servicing fees of $243,000. We may experience declines in the residential mortgage loan portfolio during 2017 if interest rates increase.

As a community bank, we are increasing our focus on commercial lending efforts to the small to medium sized business market targeting borrowers with outstanding loan balances of between $500,000 and $1.0 million. Our loan products include commercial real estate, multi-family, commercial construction and commercial and industrial loans. We are an approved Small Business Administration (“SBA”) lender and anticipate becoming a preferred SBA lender in 2017. As part of the commercial loan strategy, we will seek to use our commercial relationships to grow our commercial transactional deposit accounts.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four-family residential (1)	$188,573	83.04%	$177,037	87.47%	$169,323	89.50%	$158,189	89.27%	$133,959	90.77%
Home equity lines of credit	16,797	7.40	14,523	7.18	13,378	7.07	11,045	6.23	10,254	6.95
Multi-family residential	5,103	2.25	5,146	2.54	3,819	2.02	3,069	1.73	453	0.31
Construction (2)	6,134	2.70	1,251	0.62	1,106	0.58	2,821	1.59	739	0.50
Commercial	8,440	3.72	3,522	1.74	1,427	0.75	2,015	1.14	2,085	1.41
Commercial and industrial loans	1,947	0.86	853	0.42	100	0.05	—	—	—	—
Other loans	75	0.03	61	0.03	65	0.03	71	0.04	86	0.06

Total loans receivable	227,069	100.00%	202,393	100.00%	189,218	100.00%	177,210	100.00%	147,576	100.00%
Deferred loan origination costs	113		248		265		317		375
Allowance for loan losses	(990)		(811)		(653)		(526)		(436)

Total loans receivable, net	$226,192		$201,830		$188,830		$177,001		$147,515

(1)	Includes $1.5 million, $1.8 million, $2.0 million, $1.9 million and $2.2 million of closed-end home equity loans at December 31, 2016, 2015, 2014, 2013 and 2012.
(2)	Represents amounts disbursed at December 31, 2016, 2015, 2014, 2013 and 2012. The undrawn amounts of the construction loans totaled $5.0 million, $1.3 million, $1.1 million, $2.6 million and $401,000 at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2016. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2017. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One- to Four-Family Residential Real Estate Loans	Home Equity Lines of Credit	Multi- Family Residential Real Estate Loans	Construction Loans	Commercial Real Estate Loans	Commercial & Industrial Loans	Other Loans	Total

Due During the Years Ending December 31,
2017	$93	$832	$-	$-	$1,181	$165	$4	$2,275
2018	615	-	-	-	5	18	6	644
2019	793	-	-	1,379	-	133	5	2,310
2020 to 2021	1,636	50	-	-	236	720	38	2,680
2022 to 2026	16,076	43	1,594	-	5,241	911	-	23,865
2027 to 2031	34,533	1,573	1,179	696	750	-	2	38,733
2032 and beyond	134,827	14,299	2,330	4,059	1,027	-	20	156,562

Total	$188,573	$16,797	$5,103	$6,134	$8,440	$1,947	$75	$227,069

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2016 that are contractually due after December 31, 2017.

	Due After December 31, 2017
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
One- to four-family residential	$170,571	$17,909	$188,480
Home equity lines of credit	-	15,965	15,965
Multi-family residential	2,924	2,179	5,103
Construction	4,755	1,379	6,134
Commercial	1,747	5,512	7,259
Commercial and industrial loans	423	1,359	1,782
Other loans	71	-	71
Total	$180,491	$44,303	$224,794

One- to Four-Family Residential Real Estate Mortgage Loans. Our primary lending activity is the origination of one- to four-family residential real estate mortgage loans. At December 31, 2016, $188.6 million, or 83.0% of our total loan portfolio, consisted of one- to four-family residential real estate mortgage loans. We offer conforming and non-conforming, fixed-rate and adjustable-rate residential real estate mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $750,000. Our adjustable-rate mortgage loans provide an initial fixed interest rate for one, three, five or seven years and then adjust annually thereafter and amortize over a period of up to 30 years. We originate fixed-rate mortgage loans with terms of less than 15 years, but at interest rates applicable to our 15-year loans.

One- to four-family residential real estate mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which at December 31, 2016 was $417,000 for single-family homes in our market area. We also originate loans above the lending limit for conforming loans, commonly referred to as “jumbo loans.” At December 31, 2016, we had $16.9 million in jumbo loans. We generally underwrite jumbo loans, which are not uncommon in our market area, in a manner similar to conforming loans. For first mortgage loans with loan-to-value ratios in excess of 80% we require private mortgage insurance. We do not have any loans in our loan portfolio that are considered sub-prime or Alt-A.

We currently offer several adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period ranging from one year to seven years. After the initial fixed period, the interest rate on adjustable-rate mortgage loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), subject to periodic and lifetime limitations on interest rate changes. All of our traditional adjustable-rate mortgage loans with initial fixed-rate periods of one, three, five and seven years have initial and periodic caps of two percentage points on interest rate changes, with a cap of six percentage points for the life of the loan. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. We do not offer “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. At December 31, 2016, we had $17.4 million in adjustable-rate one- to four-family residential real estate mortgage loans. Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default.

We generally require title insurance on all of our one- to four-family residential real estate mortgage loans, and we also require that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. For fixed-rate mortgage loans with terms of 15 years or less, we will accept an attorney’s letter in lieu of title insurance. A majority of our residential real estate mortgage loans have a mortgage escrow account from which disbursements are made for real estate taxes and flood insurance. We do not conduct environmental testing on residential real estate mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan. If we identify an environmental problem on land that will secure a loan, the environmental hazard must be remediated before the closing of the loan.

Home Equity Lines of Credit. We offer home equity lines of credit, which are primarily secured by a second mortgage on one- to four-family residences. At December 31, 2016, home equity lines of credit totaled $16.8 million, or 7.4% of total loans receivable. At that date we had an additional $15.2 million of undisbursed home equity lines of credit. We also offer “interest only” loans, where the borrower pays interest for an initial period (ten years), after which the loan converts to a fully amortizing loan with a term of 15 years.

The underwriting standards for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined loan-to-value ratio (first and second mortgage liens) for home equity lines of credit is generally limited to 85%, or 90% if Fairport Savings Bank holds the first mortgage. We originate our home equity lines of credit without application fees or borrower-paid closing costs. Our home equity lines of credit are offered with adjustable-rates of interest indexed to the prime rate, as reported in The Wall Street Journal.

Multi-Family Residential and Commercial Real Estate Loans. Loans secured by multi-family real estate totaled $5.1 million, or 2.2%, of the total loan portfolio at December 31, 2016. Multi-family residential loans generally are secured by rental properties. All multi-family residential loans are secured by properties located within our lending area. At December 31, 2016, we had 16 multi-family loans with an average principal balance of $319,000, and the largest multi-family real estate loan had a principal balance of $1.0 million. At December 31, 2016, all of our loans secured by multi-family real estate were performing in accordance with their terms. Multi-family real estate loans are offered with fixed and adjustable interest rates. Multi-family real estate loans are originated for terms of up to 20 years. Adjustable-rate multi-family real estate loans are tied to the average yield on U.S. Treasury securities, subject to periodic and lifetime limitations on interest rate changes.

At December 31, 2016, $8.4 million, or 3.7% of our total loan portfolio, consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed use properties, places of worship, motels and other commercial properties. We generally originate adjustable-rate commercial real estate loans with maximum terms of up to 15 years. Adjustable-rate commercial real estate loans are tied to the five-year Federal Home Loan Bank advance rate plus a margin, subject to periodic and lifetime limitations on interest rate changes. The maximum loan-to-value ratio of commercial real estate loans is 80%. At December 31, 2016, we had 22 commercial real estate loans with an average principal balance of $384,000. At December 31, 2016, our largest loan secured by commercial real estate consisted of a $1.3 million loan secured by an owner occupied office building. At December 31, 2016, all of our loans secured by commercial real estate were performing in accordance with their terms.

We consider a number of factors in originating multi-family real and commercial estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 120% of the monthly debt service and the ratio of the loan amount to the appraised value of the mortgaged property. Multi-family real estate loans and commercial real estate loans are originated in amounts up to 80% of the appraised value of the mortgaged property securing the loan. All multi-family and commercial real estate loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from commercial real estate borrowers.

Loans secured by multi-family real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate typically depends upon the successful operation of the real estate property securing the loans. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Loans secured by commercial real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.

Construction Loans. We originate construction loans for the purchase of developed lots and for the construction of single-family residences. Construction loans are offered to individuals for the construction of their personal residences by a qualified builder which will convert to a residential mortgage loan following construction (construction/permanent loans). At December 31, 2016, construction loans totaled $6.1 million, or 2.7% of total loans receivable. At December 31, 2016, the additional unadvanced portion of these construction loans totaled $5.0 million. We also originate commercial construction loans on a limited basis. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We generally also review and inspect each property before disbursement of funds during the term of the construction loan.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the loan.

Commercial and Industrial Loans. At December 31, 2016, we had $1.9 million in commercial and industrial loans, which amounted to 0.9% of total loans. We make commercial and industrial loans primarily in our market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial and industrial loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed-rate commercial and industrial loans are set at a margin above the comparable Federal Home Loan Bank advance rate.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial and industrial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts of up to 70% of the value of the collateral securing the loan. We generally do not make unsecured commercial and industrial loans.

Commercial and industrial loans generally have greater credit risk than residential real estate loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2016, our largest commercial and industrial loan was a $750,000 loan secured by equipment. This loan was performing according to its original terms at December 31, 2016.

Other Loans. We offer a variety of loans secured by property other than real estate. These loans include automobile, passbook, overdraft protection and unsecured loans. At December 31, 2016, these other loans totaled $75,000, or 0.1% of the total loan portfolio.

Loan Originations, Sales, and Servicing. Lending activities are conducted by our loan personnel operating at our main and branch office locations and through our mortgage division’s five origination offices. We also obtain referrals from existing or past customers and from local builders, real estate brokers and attorneys. All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate Freddie Mac underwriting guidelines to the extent applicable. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment, which typically results in decreased loan demand.

Loans that we sell are sold without recourse. For the year ended December 31, 2016, we realized a gain of $2.3 million on the sale of loans, and we received servicing fees of $243,000. As of December 31, 2016, the principal balance of loans serviced for others totaled $118.6 million. Historically, we have retained the servicing rights on all residential real estate mortgage loans that we have sold. However, we have begun to sell loans servicing released from our Buffalo mortgage loan origination office. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. The value of our servicing rights was $804,000 at December 31, 2016. We have not engaged in loan purchases. We have entered into one loan participation secured by a multi-family property for $1.0 million as of December 31, 2016.

The following table shows our loan originations, sales and repayment activities for the years indicated.

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)

Total loans at beginning of year	$202,393	$189,218	$177,210	$147,576	$126,787
Loan originations:
Real estate loans:
One- to four-family residential	116,331	82,368	68,977	77,181	82,619
Home equity lines of credit	5,562	5,064	5,031	3,368	3,560
Multi-family residential	318	1,602	888	1,975	152
Construction	14,202	5,151	4,986	8,628	2,461
Commercial	10,065	3,924	—	1,080	—
Commercial and industrial loans	2,612	866	100	—	—
Other loans	101	18	26	46	90
Total loans originated	149,191	98,993	80,008	92,278	88,882

Sales and loan principal repayments:
Principal repayments	50,547	30,508	19,750	26,524	34,332
Loan sales	73,968	55,310	48,250	36,120	33,761
Net loan activity	24,676	13,175	12,008	29,634	20,789
Total loans at end of year	$227,069	$202,393	$189,218	$177,210	$147,576

Loan Approval Policy and Authority. Fairport Savings Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination policies approved by Fairport Savings Bank’s board of directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the property that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower.

Residential mortgage loans up to $417,000, home equity loans up to $150,000, lines of credit, personal loans and unsecured property improvement loans up to $10,000 and automobile loans up to $35,000 may be approved by any lending officer or designee. Residential mortgage loans between $417,000 and $750,000, and automobile loans in excess of $35,000 may be approved by any two lending officers. Residential mortgage loans exceeding $750,000 must be approved by any two lending officers and the board of directors. Commercial loans (including commercial real estate, multi-family and commercial and industrial loans) up to $1.0 million may be approved by any two members of the senior officers loan committee with board approval required for commercial loans exceeding $1.0 million.

We generally require independent third-party appraisals of real property securing loans. Appraisals are performed by independent licensed appraisers. All appraisers are approved by the board of directors annually.

Loans to One Borrower. A New York savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral, which generally does not include real estate. Our loans to one borrower limit under this regulation is $4.3 million (excluding the additional amount). At December 31, 2016, we had no loans exceeding this amount. Our policy provides that residential loans to one borrower (or related borrowers) should generally not exceed $750,000. At December 31, 2016, we had two loans exceeding this amount.

Non-Performing Assets and Delinquent Loans

System-generated late notices are mailed to borrowers after the late payment “grace period,” which is 15 days in the case of all loans secured by real estate and 10 days in the case of other loans. A second notice will be mailed to borrowers if the loan remains past due after 30 days. When a loan is more than 60 days past due, we attempt to contact the borrower and develop a plan of repayment. By the 90th day of delinquency, we will have our attorneys issue a demand letter. The demand letter will require the borrowers to bring the loan current within 30 days in order to avoid the beginning of foreclosure proceedings for loans secured by real estate. With respect to automobile loans we will seek to repossess the vehicle if the loan is 90 days delinquent. A report of all loans 30 days or more past due is provided to the board of directors on a monthly basis.

Loans are generally placed on non-accrual status when payment of principal or interest is more than 90 days delinquent, unless the loans are well-secured and in the process of collection. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent and a satisfactory payment history has been established. Loans not secured by real estate will be charged-off if they become 120 days past due. At December 31, 2016, we had no non-accrual loans.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no troubled debt restructurings at any of the dates presented below.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$—	$63	$56	$56	$—
Home equity lines of credit	—	18	18	—	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Other loans	—	1	—	—	—
Total	—	82	74	56	—

Accruing loans 90 days or more past due:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Other loans	—	—	—	—	—
Total loans 90 days or more past due	—	—	—	—	—

Total non-performing loans	—	82	74	56	—

Real estate owned	—	—	—	—	—
Other non-performing assets	—	—	—	—	—

Total non-performing assets	$—	$82	$74	$56	$—

Ratios:
Total non-performing loans to total loans	—%	0.04%	0.04%	0.03%	—%
Total non-performing loans to total assets	—%	0.03%	0.03%	0.02%	—%
Total non-performing assets to total assets	—%	0.03%	0.03%	0.02%	—%

Delinquent Loans. The following table sets forth our loan delinquencies by type, by number and amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2016
Real estate loans:
One- to four-family residential	1	$89	—	$—	1	$89
Home equity lines of credit	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial and industrial loans	1	47	—	—	1	47
Other loans	—	—	—	—	—	—
Total	2	$136	—	$—	2	$136

At December 31, 2015
Real estate loans:
One- to four-family residential	—	$—	1	$63	1	$63
Home equity lines of credit	—	—	1	18	1	18
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Other loans	—	—	1	1	1	1
Total	—	$—	3	$82	3	$82

At December 31, 2014
Real estate loans:
One- to four-family residential	1	$93	1	$56	2	$149
Home equity lines of credit	—	—	1	18	1	18
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	1	$93	2	$74	3	$167

At December 31, 2013
Real estate loans:
One- to four-family residential	—	—	1	$56	1	$56
Home equity lines of credit	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	—	—	1	$56	1	$56

At December 31, 2012
Real estate loans:
One- to four-family residential	1	$61	—	—	1	$61
Home equity lines of credit	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	1	$61	—	—	1	$61

Foreclosed Real Estate. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until sold. When property is acquired it is recorded at the estimated fair market value less cost to sell at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2016, we had no foreclosed real estate.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of December 31, 2016, we had no assets designated as special mention.

When we classify assets as either substandard, doubtful, or loss we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulators, the New York State Department of Financial Services and the Federal Deposit Insurance Corporation, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets, at December 31, 2016, classified assets consisted of 16 substandard loans totaling $1.8 million and no assets classified as doubtful or loss.

Allowance for Loan Losses

We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is generally established when the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management considers the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.

We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the New York State Department of Financial Services and the Federal Deposit Insurance Corporation periodically review the allowance for loan losses. These regulators may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Balance at beginning of year	$811	$653	$526	$436	$411

Charge-offs:
Real estate loans:
One- to four-family residential	—	—	—	—	(15)
Home equity lines of credit	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Other loans	(1)	—	—	—	—
Total charge-offs	(1)	—	—	—	(15)

Recoveries:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Other loans	—	—	—	—	—
Total recoveries	—	—	—	—	—

Net charge-offs	(1)	—	—	—	(15)
Provision for loan losses	180	158	127	90	40

Balance at end of year	$990	$811	$653	$526	$436

Ratios:
Net charge-offs to average loans outstanding	—	—	—	—	—
Allowance for loan losses to non-performing loans at end of year	N/A	994.92%	883.71%	939.29%	N/A
Allowance for loan losses to total loans at end of year	0.44%	0.40%	0.34%	0.30%	0.29%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2016			2015			2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$584	58.99%	83.04%	$524	64.61%	87.47%	$448	68.62%	89.50%
Home equity lines of credit	112	11.31	7.40	101	12.45	7.18	87	13.32	7.07
Multi-family residential	38	3.84	2.25	39	4.81	2.54	29	4.44	2.02
Construction	31	3.13	2.70	6	0.74	0.62	6	0.92	0.58
Commercial	84	8.49	3.72	35	4.32	1.74	14	2.14	0.75
Commercial and industrial loans	28	2.83	0.86	11	1.36	0.42	1	0.15	0.05
Other loans	1	0.10	0.03	1	0.12	0.03	1	0.15	0.03
Total allocated allowance	878	88.69	100.00	717	88.41	100.00	586	89.74	100.00
Unallocated allowance	112	11.31	—	94	11.59	—	67	10.26	—
Total allowance for loan losses	$990	100.00%	100.00%	$811	100.00%	100.00%	$653	100.00%	100.00%

	At December 31,
	2013			2012
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$404	76.81%	89.27%	$348	79.81%	90.77%
Home equity lines of credit	55	10.46	6.23	51	11.70	6.95
Multi-family residential	23	4.37	1.73	4	0.92	0.31
Construction	14	2.66	1.59	4	0.92	0.50
Commercial	20	3.80	1.14	21	4.82	1.41
Commercial and industrial loans	—	—	—	—	—	—
Other loans	1	0.19	0.04	1	0.23	0.06
Total allocated allowance	517	98.29	100.00	429	98.40	100.00
Unallocated allowance	9	1.71	—	7	1.60	—
Total allowance for loan losses	$526	100.00%	100.00%	$436	100.00%	100.00%

Investments

Our board of directors is responsible for approving and overseeing our investment policy. The investment policy is reviewed at least annually by management and any changes to the policy are recommended to the board of directors and are subject to its approval. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, and consistency with our interest rate risk management strategy. Our asset/liability management committee, which consists of our chief executive officer, chief financial officer and other members of management, oversees our investing activities and strategies. All transactions are formally reviewed by the board of directors at least quarterly. Any investment which, subsequent to its purchase, fails to meet the guidelines of the policy is reported to the asset/liability management committee, which decides whether to hold or sell the investment.

Our current investment policy permits us to invest in debt securities issued by the U.S. Government, agencies of the U.S. Government or U.S. Government-sponsored enterprises. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. We also may hold investments in New York State municipal obligations. The investment policy also permits investments in asset-backed securities, pooled trust securities, bankers’ acceptances, money market funds, term federal funds, repurchase agreements and reverse repurchase agreements.

Our current investment policy prohibits hedging through the use of such instruments as financial futures, interest rate options and swaps.

Debt and equity securities investment accounting guidance requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not have a trading portfolio.

U.S. Government and Agency Obligations. U.S. Government and agency securities are utilized as shorter-term investment vehicles. Investment in U.S. Government and agency securities provide lower yields than loans, however, they provide greater liquidity on a short-term basis.

Mortgage-Backed Securities. We purchase both fixed-rate and adjustable-rate mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We invest in mortgage-backed securities to achieve interest income and monthly cash flow with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Federal Farm Credit, Fannie Mae or Ginnie Mae.

Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we invest only in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities (generally Ginnie Mae, a U.S. Government agency, and U.S. government sponsored enterprises, such as Fannie Mae, Federal Farm Credit, and Freddie Mac) pool and resell the participation interests in the form of securities to investors such as Fairport Savings Bank, and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. Our mortgage-backed securities portfolio contains no sub-prime mortgage loans and has no exposure to sub-prime investment activity.

SBA Pools. SBA Pools are securities created by the pooling of SBA guaranteed commercial loans and the issuance of a security with an interest rate that is less than the interest rate on the underlying loans. At December 31, 2016, we no longer held any SBA pools.

State and Municipal Securities. We purchase state and municipal securities consisting of general obligation bonds backed by the full faith and credit of local municipalities located only in Monroe County, New York, such as townships and school districts.

The following table sets forth the amortized cost and fair value of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government and agency obligations	$8,106	$7,999	$6,000	$5,968	$5,000	$4,959
Mortgage-backed securities	9,769	9,748	13,974	14,000	15,616	15,810
SBA pools	—	—	—	—	1,170	1,213
Total securities available for sale	$17,875	$17,747	$19,974	$19,968	$21,786	$21,982

Securities held to maturity:
U.S. Government and agency obligations	$—	$—	$6,793	$6,922	$9,645	$9,836
State and municipal securities	6,675	6,626	4,651	4,726	4,859	4,925
Mortgage-backed securities	745	758	1,535	1,574	2,898	3,022
Total securities held to maturity	$7,420	$7,384	$12,979	$13,222	$17,402	$17,783

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2016 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The state and municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities available for sale:
U.S. Government and agency obligations	$—	—%	$6,106	1.10%	$1,000	3.49%	$1,000	1.99%	$8,106	$7,999	1.50%
Mortgage-backed securities	—	—%	—	—%	—	—%	9,769	1.47%	9,769	9,748	1.47%
Total securities available for sale	$—	—%	$6,106	1.10%	$1,000	3.49%	$10,769	1.52%	$17,875	$17,747	1.48%

Securities held to maturity:
State and municipal securities	$755	1.24%	3,643	1.71%	2,277	1.94%	$—	—%	$6,675	$6,626	1.74%
Mortgage-backed securities	—	—%	—	—%	—	—%	745	2.54%	745	758	2.54%
Total securities held to maturity	$755	1.24%	$3,643	1.71%	$2,277	1.94%	$745	2.54%	$7,420	$7,384	1.82%

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our lending and investment activities. We also borrow, primarily from the Federal Home Loan Bank of New York, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are scheduled loan payments, loan prepayments, maturing investments, mortgage-backed securities amortizations and prepayments, proceeds of loan sales, and retained earnings.

Deposits. We generate deposits primarily from the areas in which our branch offices are located. We rely on our competitive pricing, convenient locations and customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, NOW accounts, money market accounts, certificates of deposit and individual retirement accounts and non-interest-bearing demand deposits. We currently do not accept brokered deposits.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

At December 31, 2016, our deposits totaled $182.9 million. At December 31, 2016, NOW accounts totaled $29.7 million, savings accounts totaled $26.7 million, money market accounts totaled $30.1 million and non-interest-bearing checking accounts totaled $8.4 million. At December 31, 2016, certificates of deposit, including individual retirement accounts (all of which were certificate of deposit accounts), totaled $88.0 million, of which $63.4 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2016			2015			2014
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW	$28,437	15.27%	0.26%	$26,681	15.07%	0.14%	$22,930	12.82%	0.17%
Savings	27,410	14.71	0.37	28,651	16.18	0.44	29,530	16.51	0.39
Money market	24,643	13.23	0.41	21,480	12.13	0.29	22,614	12.65	0.34
Individual retirement accounts	7,442	4.00	0.86	9,942	5.62	1.06	13,105	7.33	1.26
Certificates of deposit	87,806	47.14	1.25	83,574	47.21	1.10	84,988	47.53	0.98
Non-interest-bearing demand deposits	10,534	5.65	—	6,704	3.79	—	5,653	3.16	—

Total deposits	$186,272	100.00%	0.77%	$177,032	100.00%	0.71%	$178,820	100.00%	0.69%

As of December 31, 2016, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $37.8 million. The following table sets forth the maturity of those certificates as of December 31, 2016.

At December 31, 2016
(In thousands)

Three months or less	$4,819
Over three months through six months	5,418
Over six months through one year	15,988
Over one year to three years	10,044
Over three years	1,523

Total	$37,792

Borrowings. Our long-term borrowings consist primarily of advances from the Federal Home Loan Bank of New York. At December 31, 2016, we had the ability to borrow approximately $147.7 million under our credit facilities with the Federal Home Loan Bank of New York, of which $56.8 million was advanced. Borrowings from the Federal Home Loan Bank of New York are secured by our investment in the common stock of the Federal Home Loan Bank of New York as well as by a blanket pledge of our mortgage portfolio not otherwise pledged.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at and for the periods shown:

	At or For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)

Balance at end of year	$56,813	$46,092	$47,925
Average balance during year	$46,990	$48,675	$40,085
Maximum outstanding at any month end	$56,813	$52,109	$47,925
Weighted average interest rate at end of year	1.45%	1.55%	1.52%
Weighted average interest rate during year	1.53%	1.53%	1.55%

We also have a repurchase agreement with Raymond James Financial providing an additional $10.0 million in liquidity collateralized by our U.S. Government obligations. There were no advances outstanding under the repurchase agreement at December 31, 2016.

Other Services. Over the past two years we have focused on developing our electronic service offerings to stay relevant with the younger generation of banking consumers.  Two of the major services that have demonstrated a high level of growth are mobile banking and online bill pay. While online bill pay has become a standard service that most banks offer, our online bill paying service has additional functionality that allows customers to send person-to-person payments using just an email address or phone number. From the mobile banking application, a customer can pay their bills as well as send person-to-person payments. In early 2016, we implemented online account opening. We intend to continue to expand our internet and mobile banking services as we grow.

Subsidiary Activities

Fairport Wealth Management, the Bank’s wholly owned subsidiary, provides investment advisory services to our customers by providing annuities, insurance products and mutual funds in partnership with Infinex Investments, Inc. At December 31, 2016, we derived $169,000 of fee income from Fairport Wealth Management.

Personnel

As of December 31, 2016, we had 75 full-time employees and 11 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that our relationship with our employees is good.

REGULATION AND SUPERVISION

General

Fairport Savings Bank is a stock savings bank organized under the laws of the State of New York. The lending, investment, and other business operations of Fairport Savings Bank are governed by New York law and regulations, as well as applicable federal law and regulations, and Fairport Savings Bank is prohibited from engaging in any operations not authorized by such laws and regulations. Fairport Savings Bank is subject to extensive regulation, supervision and examination by the New York State Department of Financial Services and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders. Fairport Savings Bank also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Fairport Savings Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

As a bank holding company, FSB Bancorp is required to comply with the rules and regulations of the Federal Reserve Board. The Company is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. FSB Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the New York State Department of Financial Services, the Federal Deposit Insurance Corporation, the Federal Reserve Board or Congress, could have a material adverse impact on the operations and financial performance of FSB Bancorp and Fairport Savings Bank.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to Fairport Savings Bank and FSB Bancorp. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Fairport Savings Bank and FSB Bancorp.

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted in 2010. The Dodd-Frank Act has significantly changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of depository institutions and their holding companies.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with expansive powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as Fairport Savings Bank, will continue to be examined for compliance with these laws by their applicable federal bank regulators. The legislation gave state attorneys general the ability to enforce applicable federal consumer protection laws and weakened federal preemption of state laws as to federal saving banks in certain respects.

The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation assessments for deposit insurance, permanently increased the maximum amount of deposit insurance to $250,000 per depositor. The Dodd-Frank Act also provided for originators of certain securitized loans to retain a percentage of the risk for transferred credits, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees, repealed restrictions on paying interest on checking accounts and contained a number of reforms related to mortgage origination. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments.

The Dodd-Frank Act also required the Consumer Financial Protection Bureau to issue regulations requiring lenders to make a reasonable, good faith determination as to the ability of a prospective borrower to repay a residential mortgage loan. The “Ability to Repay” final rule, effective January 1, 2014, established a “qualified mortgage” safe harbor from liability for loans which have terms and features which are deemed to make the loan less risky.

New York Bank Regulation

Fairport Savings Bank derives its lending, investment, branching and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the New York State Department of Financial Services, as limited by federal laws and regulations. Under these laws and regulations, savings banks, including Fairport Savings Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may invest up to 7.5% of its assets in corporate stock. Investment in the stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank’s assets, except as set forth below. Such equity securities must meet certain earnings ratios and other tests of financial performance. A savings bank’s lending powers are not subject to percentage of assets limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the “leeway” power, make investments not otherwise permitted under the New York State Banking Law. This power permits investments in otherwise impermissible investments of up to 1% of assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, in lieu of investing in such securities in accordance with and reliance upon the specific investment authority set forth in the New York State Banking Law, savings banks are authorized to elect to invest under a “prudent person” standard in a wider range of investment securities as compared to the types of investments permissible under such specific investment authority. However, in the event a savings bank elects to utilize the “prudent person” standard, it will be unable to avail itself of the other provisions of the New York State Banking Law and regulations, which set forth specific investment authority. Fairport Savings Bank has not elected to conduct its investment activities under the “prudent person” standard. A savings bank may also exercise trust powers upon approval of the New York State Department of Financial Services. Fairport Savings Bank does not presently have trust powers.

New York State chartered savings banks may also invest in subsidiaries under their service corporation investment authority. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities that may be authorized by the New York State Department of Financial Services. Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the bank’s assets, and such investments, together with the bank’s loans to its service corporations, may not exceed 10% of the savings bank’s assets.

Under the New York State Banking Law, the Superintendent may issue an order to a New York State chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the New York State Department of Financial Services that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee or officer may be removed from office after notice and an opportunity to be heard. Fairport Savings Bank does not know of any past or current practice, condition or violation that may lead to any proceeding by the Superintendent or the New York State Department of Financial Services against Fairport Savings Bank or any of its directors or officers.

New York State Community Reinvestment Regulation

Fairport Savings Bank is also subject to provisions of the New York State Banking Law, which imposes continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community (“NYCRA”) which are substantially similar to those imposed by the Community Reinvestment Act. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the New York State Department of Financial Services. The NYCRA requires the New York State Department of Financial Services to make a biennial written assessment of a bank’s compliance with the NYCRA, utilizing a four-tiered rating system and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank’s NYCRA rating when reviewing a bank’s application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. Fairport Savings Bank received an examination in 2014, but has not received a NYCRA rating from the New York State Department of Financial Services as of December 31, 2016.

Federal Bank Regulation

Capital Requirements. Federal regulations require state banks to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%; a Tier 1 capital to risk-based assets ratio of 6.0%; a total capital to risk-based assets ratio of 8%; and a 4% Tier 1 capital to total assets leverage ratio. These capital requirements were effective January 1, 2015 and are the result of regulations implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

As noted, the risk-based capital standards for state banks require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets ratios of at least 4.5%, 6% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor (from 0.0% to 200.0%) assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the Federal Reserve takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. Beginning on January 1, 2017, the capital conservation buffer requirement is 1.25% of risk-weighted assets.

The Federal Deposit Insurance Corporation Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The Federal Deposit Insurance Corporation, along with the other federal banking agencies, adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The Federal Deposit Insurance Corporation also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities. All Federal Deposit Insurance Corporation insured banks, including savings banks, are generally limited in their equity investment activities to equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. In addition, a state bank may engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined by the Federal Deposit Insurance Corporation that such activities or investments do not pose a significant risk to the Deposit Insurance Fund.

Interstate Banking and Branching. Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, recent amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. The regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0%, or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the Federal Deposit Insurance Corporation to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transactions with Affiliates and Regulation W of the Federal Reserve Regulations. Transactions between banks and their affiliates are governed by federal law. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank (although subsidiaries of the bank itself, except financial subsidiaries, are generally not considered affiliates). Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and with all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus. Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, and issuance of a guarantee to an affiliate, and other similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a bank to an affiliate. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal stockholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% stockholder of a financial institution, and certain affiliated interests of these persons, together with all other outstanding loans to such person and affiliated interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

Enforcement. The Federal Deposit Insurance Corporation has extensive enforcement authority over insured state savings banks, including Fairport Savings Bank. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices.

Federal Insurance of Deposit Accounts. Fairport Savings Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in Fairport Savings Bank are insured up to a maximum of $250,000 for each separately insured depositor.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, which has exercised that discretion by establishing a long range fund ratio of 2%.

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates. The Dodd-Frank Act required the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The Federal Deposit Insurance Corporation finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

Effective July 1, 2016, the Federal Deposit Insurance Corporation adopted changes that eliminated the risk categories. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.5%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations to 1.5 basis points to 30 basis points.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Fairport Savings Bank. Future insurance assessment rates cannot be predicted.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2016, the annualized FICO assessment was equal to 0.56 basis points of total assets less tangible capital.

Privacy Regulations. Federal regulations generally require that Fairport Savings Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Fairport Savings Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Fairport Savings Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by federal regulations, a state member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the Federal Deposit Insurance Corporation, in connection with its examination of a state savings bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Fairport Savings Bank’s latest federal CRA rating was “Satisfactory.”

USA Patriot Act. Fairport Savings Bank is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Other Regulations

Interest and other charges collected or contracted for by Fairport Savings Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and

•	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of Fairport Savings Bank also are subject to, among others, the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve

Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $115.1 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%, and for amounts greater than $115.1 million the reserve requirement is 10.0% (which may be adjusted annually by the Federal Reserve Board to between 8.0% and 14.0%). The first $15.5 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Fairport Savings Bank is in compliance with these requirements.

Federal Home Loan Bank System

Fairport Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Fairport Savings Bank was in compliance with this requirement at December 31, 2016. Based on redemption provisions of the Federal Home Loan Bank of New York, the stock has no quoted market value and is carried at cost. Fairport Savings Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of New York stock. As of December 31, 2016, no impairment has been recognized.

Holding Company Regulation

In connection with its second step conversion in 2016, Fairport Savings Bank revoked its Section 10(l) election, changing the status of its holding company from that of a savings and loan holding company to that of a bank holding company. By so doing, the previously applicable requirement that the Bank comply with the “Qualified Thrift Lender Test,” which limited commercial lending, was eliminated. Consequently, FSB Bancorp is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as administered by the Federal Reserve Board. FSB Bancorp is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for FSB Bancorp to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company.

A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property under certain conditions; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including that its depository institution subsidiaries that are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. FSB Bancorp has elected “financial holding company” status, which became effective following completion of the conversion and reorganization.

FSB Bancorp is not subject to the Federal Reserve Board’s consolidated capital adequacy guidelines for bank holding companies. Legislation was enacted in December 2014 requiring the Federal Reserve Board to generally extend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to bank and savings and loan holding companies of up to $1 billion in assets. Regulations implementing the new legislation were effective May 15, 2015. Consequently, bank holding companies with less than $1 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to that approval requirement for well-capitalized bank holding companies that meet certain other conditions. The Federal Reserve Board has issued guidance which requires consultation with the Federal Reserve Board prior to a redemption or repurchase in certain circumstances.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength policy. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of FSB Bancorp to pay dividends or otherwise engage in capital distributions.

FSB Bancorp and Fairport Savings Bank is affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of FSB Bancorp or Fairport Savings Bank.

FSB Bancorp’s status as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Federal Securities Laws

FSB Bancorp common stock is registered with the Securities and Exchange Commission. FSB Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in FSB Bancorp’s public offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of FSB Bancorp may be resold without registration. Shares purchased by an affiliate of FSB Bancorp will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If FSB Bancorp meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of FSB Bancorp that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of FSB Bancorp, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, FSB Bancorp may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Emerging Growth Company Status

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” We qualify as an “emerging growth company” and believe that we will continue to qualify as an “emerging growth company” for five years from the completion of the stock offering.

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we expect to rely on such exemptions so that we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (iii) hold non-binding stockholder votes regarding annual executive compensation or executive compensation payable in connection with a merger or similar corporate transaction, (iv) comply with any requirement that may be adopted by the Public

Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (v) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier. However, we will not be subject to the auditor attestation requirement or additional executive compensation disclosure, regardless of the exemptions, so long as we remain a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates).

We could remain an “emerging growth company” for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as FSB Bancorp unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with FSB Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a bank holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.

TAXATION

FSB Bancorp and Fairport Savings Bank are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize certain pertinent tax matters and is not a comprehensive description of the tax rules applicable to FSB Bancorp or Fairport Savings Bank.

Federal Taxation

Method of Accounting. For federal income tax purposes, FSB Bancorp and Fairport Savings Bank currently report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns.

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Fairport Savings Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Fairport Savings Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2016, Fairport Savings Bank had no reserves subject to recapture in excess of its base year reserves.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Fairport Savings Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2016, our total federal pre-1988 base year reserve was approximately $1.5 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Fairport Savings Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a savings bank charter.

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. At December 31, 2016, FSB Bancorp had no AMT payments available to carry forward to future periods.

Net Operating Loss Carryovers. A company may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2016, FSB Bancorp had no net operating loss carry forwards for federal income tax purposes.

Corporate Dividends-Received Deduction. FSB Bancorp may exclude from its income 100% of dividends received from Fairport Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from a corporation in which a corporate recipient owns at least 20% of its stock, and corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

New York State Taxation. Effective January 1, 2015, banking corporations became subject to taxation under the New York State General Business Corporation Franchise Tax provisions. The New York State tax rate on “entire net income” was reduced from 7.1% to 6.5% effective January 1, 2016, and various modifications were available to community banks (defined as banks with less than $8 billion in total assets) regarding deductions associated with interest income.

Maryland State Taxation. As a Maryland business corporation, FSB Bancorp is required to file an annual report with and pay franchise taxes to the state of Maryland.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” FSB Bancorp is not required to provide the information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2016, the net book value of our office properties was $4.4 million. The following table sets forth information regarding our offices.

Location	Leased or Owner	Year Acquired or Leased	Net Book Value of Real Property

Main Office:	Owner	1932	$917,000
Fairport

Other Properties:

Penfield	Leased	2002	$1,173,000

Irondequoit	Leased	2007	$1,073,000

Webster	Leased	2009	$232,000

Perinton	Leased	2011	$894,000

Pittsford	Leased	2010	$55,000

Greece	Leased	2014	$10,000

Watertown	Leased	2010	—

Buffalo	Leased	2015	—

ITEM 3.	LEGAL PROCEEDINGS

Periodically, the Company is involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2016, the Company was not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FSB Bancorp completed its conversion and related stock offering on July 13, 2016. FSB Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “FSBC.” The approximate number of holders of record of FSB Bancorp’s common stock as of March 8, 2017 was 191. Certain shares of FSB Bancorp are held in “nominee” or “street name” and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The table below sets forth the high and low sales prices of FSB Bancorp’s common stock for the periods listed. Information from before July 13, 2016 reflects the stock price information of FSB Bancorp’s predecessor, FSB Community Bankshares, Inc., whose shares traded on the OTC Pink under the trading symbol “FSBC.” On July 13, 2016, each share of FSB Community common stock not held by its mutual holding company, FSB Community Bankshares, MHC, was converted to 1.0884 shares of FSB Bancorp common stock. Accordingly, we have adjusted the share prices prior to July 13, 2016 to reflect the 1.0884 exchange rate.

	High	Low
Year Ended December 31, 2016
Quarter ended December 31, 2016	$14.90	$12.50
Quarter ended September 30, 2016	$13.70	$11.93
Quarter ended June 30, 2016	$12.33	$11.59
Quarter ended March 31, 2016	$12.82	$9.19

Year Ended December 31, 2015
Quarter ended December 31, 2015	$11.26	$8.35
Quarter ended September 30, 2015	$9.19	$7.81
Quarter ended June 30, 2015	$9.05	$8.50
Quarter ended March 31, 2015	$9.18	$8.41

FSB Bancorp has not declared, and FSB Community did not declare, dividends on its common stock. Dividend payments by FSB Bancorp are dependent in part on dividends it receives from Fairport Savings Bank because FSB Bancorp has no source of income other than dividends from Fairport Savings Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by FSB Bancorp and interest payments with respect to FSB Bancorp’s loan to the Employee Stock Ownership Plan. For more information on restrictions on dividend payments, please see “Item 1. Business—Regulation and Supervision—Holding Company Regulation.”

FSB Bancorp did not repurchase any shares of its common stock during the three months ended December 31, 2016.

ITEM 6.	SELECTED FINANCIAL DATA

This item is not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated by reference to our Annual Report to Stockholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” FSB Bancorp is not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements included in our Annual Report to Stockholders are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors and certain officers is incorporated herein by reference to the section entitled “Proposal I—Election of Directors” in the Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to management compensation required under this item is incorporated herein by reference to the section entitled “Proposal I—Election of Directors” in the Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to management compensation required under this item is incorporated herein by reference to the section entitled “Proposal I—Election of Directors” in the Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to management compensation required under this item is incorporated herein by reference to the section entitled “Proposal I—Election of Directors” in the Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to management compensation required under this item is incorporated herein by reference to the section entitled “Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement for the 2017 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The documents filed as a part of this Annual Report on Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets – as of December 31, 2016 and 2015
(C)	Consolidated Statements of Income – years ended December 31, 2016 and 2015
(D)	Consolidated Statements of Comprehensive Income – years ended December 31, 2016 and 2015
(E)	Consolidated Statements of Stockholders’ Equity – years ended December 31, 2016 and 2015
(F)	Consolidated Statements of Cash Flows – years ended December 31, 2016 and 2015
(G)	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of FSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
3.2	Bylaws of FSB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on April 28, 2016).
4	Form of Common Stock Certificate of FSB Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.1	Employment Agreement between Fairport Savings Bank and Dana C. Gavenda (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.2	Change in Control Agreement between Fairport Savings Bank and Kevin D. Maroney (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.3	Supplemental Executive Retirement Plan for Dana C. Gavenda (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.4	Supplemental Executive Retirement Plan Kevin D. Maroney (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.5	Executive Compensation Clawback Agreement with Kevin D. Maroney (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.6	FSB Community Bankshares, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
13	2016 Annual Report to Stockholders
21	Subsidiaries of FSB Bancorp, Inc. (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
23	Consent of Bonadio & Co., LLP
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

ITEM 16.	FORM 10-K SUMMARY

The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSB BANCORP, INC.

Date: March 16, 2017	By: /s/ Dana C. Gavenda
Dana C. Gavenda
President and Chief Executive Officer
(Duly Authorized Representative)

/s/ Dana C. Gavenda Dana C. Gavenda	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2017

/s/ Kevin D. Maroney Kevin D. Maroney	Chief Operating Officer and Chief Financial Officer (Principal Accounting and Financial Officer)	March 16, 2017

/s/ Lowell T. Twitchell Lowell T. Twitchell	Chairman of the Board	March 16, 2017

/s/ Dawn DePerrior Dawn DePerrior	Director	March 16, 2017

/s/ Gary Lindsay Gary Lindsay	Director	March 16, 2017

/s/ Stephen Meyer Stephen Meyer	Director	March 16, 2017

/s/ Terence O’Neil Terence O’Neil	Director	March 16, 2017

/s/ Lowell C. Patric Lowell C. Patric	Director	March 16, 2017

/s/ Alicia H. Pender Alicia H. Pender	Director	March 16, 2017

/s/ James E. Smith James E. Smith	Director	March 16, 2017

/s/ Robert W. Sturn Robert W. Sturn	Director	March 16, 2017

/s/ Charis W. Warshof Charis W. Warshof	Director	March 16, 2017

/s/ Thomas Weldgen Thomas Weldgen	Director	March 16, 2017

EXHIBIT INDEX

3.1	Articles of Incorporation of FSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
3.2	Bylaws of FSB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on April 28, 2016).
4	Form of Common Stock Certificate of FSB Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.1	Employment Agreement between Fairport Savings Bank and Dana C. Gavenda (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.2	Change in Control Agreement between Fairport Savings Bank and Kevin D. Maroney (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.3	Supplemental Executive Retirement Plan for Dana C. Gavenda (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.4	Supplemental Executive Retirement Plan Kevin D. Maroney (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.5	Executive Compensation Clawback Agreement with Kevin D. Maroney (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.6	FSB Community Bankshares, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
13	2016 Annual Report to Stockholders
21	Subsidiaries of FSB Bancorp, Inc. (incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
23	Consent of Bonadio & Co., LLP
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements