Form 10-Q
period 2017-03-31
FSB Bancorp, Inc.
filed 2017-05-12
CIK 1667939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

FSB BANCORP, INC.

(Exact Name of Company as Specified in its Charter)

Maryland	001-37831	81-2509654
(State of Other Jurisdiction of Incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

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

YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
		Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of May 11, 2017, there were 1,941,688 shares issued and outstanding of the registrant’s common stock.

FSB BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

FSB Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2017	2016
ASSETS:
Cash and due from banks	$1,547	$1,634
Interest earning demand deposits	5,635	5,773
Total cash and cash equivalents	7,182	7,407
Available-for-sale securities, at fair value	18,363	17,747
Held-to-maturity securities, at amortized cost (fair value of $7,328 and $7,384, respectively)	7,329	7,420
Investment in restricted stock, at cost	3,369	2,886
Loans held for sale	3,934	2,059
Loans	236,829	227,182
Less: Allowance for loan losses	(1,042)	(990)
Loans receivable, net	235,787	226,192
Bank owned life insurance	3,711	3,696
Accrued interest receivable	705	652
Premises and equipment, net	3,226	3,175
Other assets	2,679	2,487
Total assets	$286,285	$273,721

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Non-interest bearing	$8,188	$8,423
Interest bearing	178,496	174,511
Total deposits	186,684	182,934
Short-term borrowings	13,500	6,000
Long-term borrowings	52,261	50,813
Official bank checks	593	318
Other liabilities	1,354	1,797
Total liabilities	254,392	241,862
Stockholders' equity:
Preferred stock – par value $0.01; 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.01; 50,000,000 authorized shares; 1,941,688 shares issued and outstanding	19	19
Paid-in capital	16,356	16,352
Retained earnings	15,934	15,923
Accumulated other comprehensive loss	(75)	(85)
Unearned ESOP shares, at cost	(341)	(350)
Total stockholders’ equity	31,893	31,859
Total liabilities and stockholders' equity	$286,285	$273,721

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	March 31, 2017	March 31, 2016
Interest and dividend income:
Loans, including fees	$2,354	$2,084
Securities:
Taxable	69	98
Tax-exempt	29	23
Mortgage-backed securities	30	58
Other	4	4
Total interest and dividend income	2,486	2,267
Interest expense:
Interest on deposits	371	362
Interest on short-term borrowings	17	-
Interest on long-term borrowings	203	184
Total interest expense	591	546
Net interest income	1,895	1,721
Provision for loan losses	52	45
Net interest income after provision for loan losses	1,843	1,676
Other income:
Service fees	40	33
Fee income	35	66
Increase in cash surrender value of bank owned life insurance	15	17
Realized gain on sale of loans	326	348
Mortgage fee income	172	170
Other	48	37
Total other income	636	671
Other expense:
Salaries and employee benefits	1,524	1,356
Occupancy	269	254
Data processing costs	81	50
Advertising	43	30
Equipment	143	152
Electronic banking	7	26
Directors’ fees	72	66
Mortgage fees and taxes	24	91
FDIC premium expense	26	42
Audits and tax services	52	34
Other	255	177
Total other expenses	2,496	2,278
Income (Loss) before income taxes	(17)	69
(Benefit) for income taxes	(28)	(8)
Net income	$11	$77
Earnings per common share – basic	$0.01	$0.04

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
(In thousands)	March 31, 2017	March 31, 2016

Net Income	$11	$77

Other Comprehensive Income

Unrealized holding gains on available-for-sale securities
Unrealized holding gains arising during the period	15	96
Net unrealized gain on available for sale securities	15	96

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	-	113

Other comprehensive income, before tax	15	209
Tax effect	5	33
Other comprehensive income, net of tax	10	176
Comprehensive income	$21	$253

Tax Effect Allocated to Each Component of Other Comprehensive Income
Unrealized holding gains (losses) arising during the period	$5	$(33)
Accretion of net unrealized loss on securities transferred to held-to-maturity	-	66
Income tax effect related to other comprehensive income	$5	$33

The accompanying notes are an integral part of the consolidated financial statements.

(1)	The accretion of the unrealized holding losses in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and the fair value of the investment securities at the date of transfer, and is an adjustment of yield.

FSB Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated Other
	Common	Paid in	Retained	Comprehensive	Treasury	Unearned
(In thousands, except share and per share data)	Stock	Capital	Earnings	Income (Loss)	Stock	ESOP	Total

Balance, January 1, 2017	$19	$16,352	$15,923	$(85)	$-	$(350)	$31,859

Net income	-	-	11	-	-	-	11

Other comprehensive income, net of tax	-	-	-	10	-	-	10

ESOP shares committed to be released	-	4	-	-	-	9	13

Balance, March 31, 2017	$19	$16,356	$15,934	$(75)	$-	$(341)	$31,893

Balance, January 1, 2016	$179	$7,239	$14,985	$(212)	$(46)	$(385)	$21,760

Net income	-	-	77	-	-	-	77

Other comprehensive income, net of tax	-	-	-	176	-	-	176

ESOP shares committed to be released	-	1	-	-	-	9	10

Balance, March 31, 2016	$179	$7,240	$15,062	$(36)	$(46)	$(376)	$22,023

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2017	2016
OPERATING ACTIVITIES
Net income	$11	$77
Adjustments to reconcile net income to net cash flows from operating activities:
Net amortization of premiums and accretion of discounts on investments	35	140
Gain on sale of loans	(326)	(348)
Proceeds from loans sold	11,567	11,764
Loans originated for sale	(13,116)	(11,443)
Amortization of net deferred loan origination costs	276	133
Depreciation and amortization	120	113
Provision for loan losses	52	45
Expense related to ESOP	13	10
Deferred income tax benefit	(38)	(68)
Earnings on investment in bank owned life insurance	(15)	(17)
Decrease (Increase) in accrued interest receivable	(53)	12
Decrease (Increase) in other assets	(192)	41
Increase (Decrease) in other liabilities	(410)	71
Net cash flows from operating activities	(2,076)	530
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(1,500)	(3,910)
Proceeds from maturities and calls of securities available-for-sale	-	3,833
Proceeds from principal paydowns on securities available-for-sale	873	831
Proceeds from maturities and calls of securities held-to-maturity	-	3,391
Proceeds from principal paydowns on securities held-to-maturity	82	31
Net increase in loans	(9,923)	(4,056)
Purchase of restricted stock, net	(483)	(27)
Purchase of premises and equipment	(171)	(334)
Net cash flows from investing activities	(11,122)	(241)
FINANCING ACTIVITIES
Net increase in deposits	3,750	2,028
Proceeds from long-term borrowings	5,501	3,500
Repayments on long-term borrowings	(4,053)	(2,895)
Proceeds from short-term borrowings, net	7,500	-
Net increase (decrease) in official bank checks	275	(957)
Net cash flows from financing activities	12,973	1,676
Change in cash and cash equivalents	(225)	1,965
Cash and cash equivalents at beginning of period	7,407	6,147
Cash and cash equivalents at end of period	$7,182	$8,112
CASH PAID DURING THE PERIOD FOR:
Interest	$584	$546
Income taxes	$-	$17

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of FSB Bancorp, Inc., (“FSB Bancorp”), FSB Community Bankshares, Inc. (“FSB Community”), Fairport Savings Bank (the “Bank”) and its other wholly owned subsidiary, Fairport Wealth Management (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The results are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any future period. References to the Company prior to July 13, 2016 include FSB Community and not FSB Bancorp, whereas after July 13, 2016 references to the Company include FSB Bancorp and not FSB Community.

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

Note 2: New Accounting Pronouncements

ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amended guidance shortens the amortization period for the premium paid on some classes of callable debt to the earliest call date instead of the bond’s maturity. The amendment more closely aligns the interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. Public companies will have to begin applying the revisions to FASB ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, and the related amendments in their first fiscal years that start after December 15, 2018. The changes will have to be used for the quarterly reports for those years. The FASB issued the amendment in response to the concerns that were brought to it about the requirements in ASC 310-20 that sometimes forced bondholders to record a loss once a bond was called by its issuer. The amended guidance largely affects municipal bonds but also could affect the accounting treatment of some callable corporate debt. The Company’s management is currently in the process of evaluating the impact that this standard will have on the consolidated financial statements.

Note 3: Earnings per Common Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to FSB Bancorp, Inc. The Company has not granted any restricted stock awards or stock options and, during the periods ended March 31, 2017 and 2016, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

The following tables set forth the calculation of basic earnings per share. Historical share and per share data have been adjusted by the exchange ratio of 1.0884 used in the conversion and offering.

	Three months ended
	March 31,
(In thousands, except per share data)	2017	2016
Basic Earnings Per Common Share
Net income available to common stockholders	$11	$77
Weighted average common shares outstanding	1,908	1,896
Basic earnings per common share	$0.01	$0.04

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$9,606	$1	$(99)	$9,508
Mortgage-backed securities – residential	8,870	33	(48)	8,855
Total available-for-sale	$18,476	$34	$(147)	$18,363
Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$663	$8	$-	$671
State and municipal securities	6,666	32	(41)	6,657
Total held-to-maturity	$7,329	$40	$(41)	$7,328

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$8,106	$3	$(110)	$7,999
Mortgage-backed securities – residential	9,769	42	(63)	9,748
Total available-for-sale	$17,875	$45	$(173)	$17,747
Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$745	$13	$-	$758
State and municipal securities	6,675	25	(74)	6,626
Total held-to-maturity	$7,420	$38	$(74)	$7,384

The amortized cost and estimated fair value of debt investments at March 31, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$754	$754
Due after one year through five years	7,606	7,531	3,638	3,649
Due after five years through ten years	1,000	1,000	2,274	2,254
Due after ten years	1,000	977	-	-
Sub-total	$9,606	$9,508	$6,666	$6,657
Mortgage-backed securities – residential	8,870	8,855	663	671
Totals	$18,476	$18,363	$7,329	$7,328

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2017
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
U.S. Government and agency obligations	7	$99	$8,007	-	$-	$-	7	$99	$8,007
Mortgage-backed securities - residential	3	34	4,029	2	14	929	5	48	4,958
Totals	10	$133	$12,036	2	$14	$929	12	$147	$12,965
Held-to-Maturity
Mortgage-backed securities – residential(1)	1	$-	$177	-	$-	$-	1	$-	$177
State and municipal securities(1)	12	41	3,297	1	-	45	13	41	3,342
Totals	13	$41	$3,474	1	$-	$45	14	$41	$3,519

	December 31, 2016
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
U.S. Government and agency obligations	6	$110	$6,996	-	$-	$-	6	$110	$6,996
Mortgage-backed securities - residential	3	49	4,441	2	14	987	5	63	5,428
Totals	9	$159	$11,437	2	$14	$987	11	$173	$12,424
Held-to-Maturity
Mortgage-backed securities – residential(1)	1	$-	$178	-	$-	$-	1	$-	$178
State and municipal securities(1)	14	74	4,275	1	-	45	15	74	4,320
Totals	15	$74	$4,453	1	$-	$45	16	$74	$4,498

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

There were 26 securities in an unrealized loss position at March 31, 2017, of which three have been in loss positions for a period greater than twelve months and 23 have been in loss positions for a period less than twelve months. This compares to 27 securities in an unrealized loss position at December 31, 2016, of which three had been in loss positions for a period greater than twelve months and 24 had been in loss positions for a period less than twelve months. These issuing entities are currently rated Aaa by Moody’s Investor Services and AA+ by Standard and Poors. Among the three securities in loss positions for a period greater than twelve months at March 31, 2017, two were mortgage-backed securities issued by GNMA and guaranteed by the United States Government. The remaining security that has been in a loss position for a period greater than twelve months was issued by a state subdivision. The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired.

Among the 23 securities in an unrealized loss position at March 31, 2017 for less than twelve months, 11 were either direct issuances of, or mortgage-backed securities or collateralized mortgage obligations issued by, the following entities sponsored and guaranteed by the United States Government: FNMA, FHLMC, FHLB and FFCB. The remaining 12 securities were issued by a state or political subdivision. The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired. The Company does not intend to sell these securities, nor is it more likely than not, that the Company will be required to sell these securities prior to recovery of the amortized cost. As such, management does not believe any individual unrealized loss as of March 31, 2017 represents OTTI.

There were no gross realized gains on sales of securities for the three months ended March 31, 2017 and March 31, 2016.

As of March 31, 2017 and December 31, 2016, no securities were pledged to secure public deposits or for any other purpose required or permitted by law.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of investing in, or originating, these types of investments or loans.

Note 5: Loans

Major classifications of loans at the indicated dates are as follows:

	March 31,	December 31,
(In thousands)	2017	2016
Real estate loans:
Secured by one-to-four family residences	$194,520	$188,573
Secured by multi-family residences	5,989	5,103
Construction	6,169	6,134
Commercial real estate	10,700	8,440
Home equity lines of credit	17,140	16,797
Total real estate loans	234,518	225,047
Commercial and industrial loans	2,174	1,947
Other loans	67	75
Total loans	236,759	227,069
Net deferred loan origination costs	70	113
Less allowance for loan losses	(1,042)	(990)
Loans receivable, net	$235,787	$226,192

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

As of March 31, 2017 and December 31, 2016, residential mortgage loans with a carrying value of $176.6 million and $165.5 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings. The Company retains the servicing on most fixed-rate mortgage loans sold and receives a fee based on the principal balance outstanding. Loans serviced for others totaled $121.5 million and $118.6 million at March 31, 2017 and December 31, 2016, respectively. Loan servicing rights are recorded at fair value when loans are sold with servicing rights retained. The fair value of the mortgage servicing rights (“MSRs”) is determined using a method which utilizes servicing income, discount rates, and prepayment speeds relative to the Bank’s portfolio for MSRs and are amortized over the life of the loan. MSRs amounted to $820,000 and $804,000 at March 31, 2017 and December 31, 2016, respectively, and are included in other assets on the consolidated balance sheets.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 3 to the consolidated financial statements included in FSB Bancorp’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2017 and have not changed.

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
Other loans

The following tables present the classes of the loan portfolio, not including net deferred loan fees, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of March 31, 2017
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate loans:
Secured by one-to-four family residences	$192,771	$-	$1,749	$-	$194,520
Secured by multi-family residences	5,989	-	-	-	5,989
Construction	6,169	-	-	-	6,169
Commercial real estate	10,700	-	-	-	10,700
Home equity lines of credit	16,842	-	298	-	17,140
Total real estate loans	232,471	-	2,047	-	234,518
Commercial & industrial loans	2,174	-	-	-	2,174
Other loans	67	-	-	-	67
Total loans	$234,712	$-	$2,047	$-	$236,759

	As of December 31, 2016
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate loans:
Secured by one-to-four family residences	$187,079	$-	$1,494	$-	$188,573
Secured by multi-family residences	5,103	-	-	-	5,103
Construction	6,134	-	-	-	6,134
Commercial real estate	8,440	-	-	-	8,440
Home equity lines of credit	16,498	-	299	-	16,797
Total real estate loans	223,254	-	1,793	-	225,047
Commercial & industrial loans	1,900	-	47	-	1,947
Other loans	75	-	-	-	75
Total loans	$225,229	$-	$1,840	$-	$227,069

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

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by portfolio segment and class of loans, as of March 31, 2017 and December 31, 2016, are detailed in the following tables:

	As of March 31, 2017
	30-59 Days	60-89 Days
	Past Due	Past Due	90 Days	Total		Total Loans
(In thousands)	And Accruing	And Accruing	and Over	Past Due	Current	Receivable
Real estate loans:
Secured by one-to-four family residences	$233	$-	$37	$270	$194,250	$194,520
Secured by multi-family residences	-	-	-	-	5,989	5,989
Construction	-	-	-	-	6,169	6,169
Commercial	-	-	-	-	10,700	10,700
Home equity lines of credit	-	-	-	-	17,140	17,140
Total real estate loans	233	-	37	270	234,248	234,518
Commercial & industrial loans	-	-	-	-	2,174	2,174
Other loans	-	-	-	-	67	67
Total loans	$233	$-	$37	$270	$236,489	$236,759

	As of December 31, 2016
	30-59 Days	60-89 Days
	Past Due	Past Due	90 Days	Total		Total Loans
(In thousands)	And Accruing	And Accruing	and Over	Past Due	Current	Receivable
Real estate loans:
Secured by one-to-four family residences	$89	$-	$-	$89	$188,484	$188,573
Secured by multi-family residences	-	-	-	-	5,103	5,103
Construction	-	-	-	-	6,134	6,134
Commercial	-	-	-	-	8,440	8,440
Home equity lines of credit	-	-	-	-	16,797	16,797
Total real estate loans	89	-	-	89	224,958	225,047
Commercial & industrial loans	47	-	-	47	1,900	1,947
Other loans	-	-	-	-	75	75
Total loans	$136	$-	$-	$136	$226,933	$227,069

At March 31, 2017, the Company had one nonaccrual residential mortgage loan for $37,000. At December 31, 2016, the Company had no nonaccrual loans.

There were no loans that were past due 90 days or more and still accruing interest at March 31, 2017 or December 31, 2016. At March 31, 2017 and December 31, 2016, there were no loans considered to be impaired and no troubled debt restructurings.

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

	For the three months ended March 31, 2017
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$584	$38	$31	$84	$112	$28	$113	$990
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	77	7	-	23	2	-	(57)	52
Ending balance	$661	$45	$31	$107	$114	$28	$56	$1,042

	For the three months ended March 31, 2016
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$524	$39	$6	$35	$101	$11	$95	$811
Charge-offs	-	-	-	-	-	-	(1)	(1)
Recoveries	-	-	-	-	-	-	-	-
Provisions	15	2	2	11	3	-	12	45
Ending balance	$539	$41	$8	$46	$104	$11	$106	$855

The Company had no foreclosed real estate at March 31, 2017 or December 31, 2016.

At March 31, 2017 and December 31, 2016, the Company did not have any residential real estate loans in the process of foreclosure.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	March 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale portfolio
U.S. Government and agency obligations	$-	$9,508	$-	$9,508
Mortgage-backed securities – residential	-	8,855	-	8,855
Total available-for-sale securities	$-	$18,363	$-	$18,363

	December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale portfolio
U.S. Government and agency obligations	$-	$7,999	$-	$7,999
Mortgage-backed securities – residential	-	9,748	-	9,748
Total available-for-sale securities	$-	$17,747	$-	$17,747

There have been no transfers of assets into or out of any fair value measurement level during the quarter ended March 31, 2017.

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

Investment in Restricted Stock

The carrying value of restricted stock, which consists of Federal Home Loan Bank and Atlantic Community Bankers Bank, approximates its fair value based on the redemption provisions of the restricted stock, resulting in a Level 2 classification.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		March 31, 2017		December 31, 2016
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and due from banks	1	$1,547	$1,547	$1,634	$1,634
Interest earning demand deposits	1	5,635	5,635	5,773	5,773
Securities - available-for-sale	2	18,363	18,363	17,747	17,747
Securities - held-to-maturity	2	7,329	7,328	7,420	7,384
Investment in restricted stock	2	3,369	3,369	2,886	2,886
Loans held for sale	2	3,934	3,934	2,059	2,059
Loans, net	3	235,787	238,627	226,192	225,569
Accrued interest receivable	1	705	705	652	652

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	96,522	96,522	94,926	94,926
Time Deposits	2	90,162	90,458	88,008	88,043
Borrowings	2	65,761	64,410	56,813	57,008
Accrued interest payable	1	78	78	71	71

Note 8: Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended March 31, 2017
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(85)	$-	$(85)
Other comprehensive income before reclassifications	10	-	10
Ending balance	$(75)	$-	$(75)

	For the three months March 31, 2016
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$(4)	$(208)	$(212)
Other comprehensive income before reclassifications	63	113	176
Ending balance	$59	$(95)	$(36)

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

The Company disclaims any obligation to revise or update any forward-looking statements contained in this quarterly report on Form 10-Q to reflect future events or developments.

Overview

The following discussion reviews the Company's financial condition at March 31, 2017 and at December 31, 2016 and the results of operations for the three month periods ended March 31, 2017 and 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other period.

Our business has traditionally focused on originating one- to four-family residential real estate mortgage loans and home equity lines of credit, and offering retail deposit accounts. Our primary market area consists of Monroe County and the surrounding western New York counties of Erie, Livingston, Ontario, Orleans, Jefferson and Wayne. We continue to expand our commercial lending activities in an effort to improve our interest rate risk exposure through the origination of shorter duration commercial loan products. We intend to generally sell all of the fixed-rate residential real estate loans with terms of 15 years or greater that we originate in order to manage interest rate risk. We continue to evaluate growth opportunities of the investment portfolio, while mainly focusing on higher yielding assets, primarily shorter duration or adjustable rate one- to four-family mortgage loans, commercial real estate loans, and commercial and industrial loans in 2017.

Our results of operations depend primarily on our net interest income and, to a lesser extent, other income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of savings accounts, NOW accounts, money market accounts, time deposits and borrowings. Other income consists primarily of realized gains on sale of loans, mortgage fee income, fees and service charges from deposit products, fee income from our financial services subsidiary, earnings on bank owned life insurance and miscellaneous other income. Our results of operations also are affected by our provision for loan losses and other expenses. Other expenses consist primarily of salaries and employee benefits, occupancy, equipment, electronic banking, data processing costs, mortgage fees and taxes, advertising, directors’ fees, FDIC deposit insurance premium expense, audit and tax services, and other miscellaneous expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The most significant accounting policies followed by the Company are presented in FSB Bancorp's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2017. These policies, along with the disclosures presented in the other financial statement notes filed with the (“SEC”) and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, involve the most complex subjective decisions or assessments including our policies with respect to our allowance for loan losses, deferred tax assets and the estimation of fair values for accounting and disclosure purposes. These areas could be the most subject to revision as new information becomes available.

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

Comparison of Financial Condition at March 31, 2017 and at December 31, 2016

Total Assets. Total assets increased $12.6 million, or 4.6%, to $286.3 million at March 31, 2017 from $273.7 million at December 31, 2016, primarily due to increases in net loans receivable and securities available-for-sale, partially offset by decreases in cash and cash equivalents and securities held-to-maturity.

Cash and cash equivalents, primarily interest-earning deposits at the Federal Reserve Bank and the Federal Home Loan Bank, decreased by $225,000, or 3.0%, to $7.2 million at March 31, 2017 from $7.4 million at December 31, 2016.

Net loans receivable increased $9.6 million, or 4.2%, to $235.8 million at March 31, 2017 from $226.2 million at December 31, 2016. The Bank continues to focus on loan production as we continue to grow our one-to four-family residential mortgage and commercial loan portfolios at a measured pace while still maintaining our strong credit quality and strict underwriting standards. One-to four-family residential mortgage loans increased $5.9 million, or 3.2%, to $194.5 million at March 31, 2017 from $188.6 million at December 31, 2016. The Bank originated $21.1 million of residential mortgage loans and sold $11.2 million of such loans in the secondary market as a balance sheet management strategy during the first three months of 2017 to reduce interest rate risk. The Bank sold these loans at a gain of $326,000 which was recorded in other income. At March 31, 2017, the Bank was servicing $121.5 million in residential mortgage loans sold to third parties and will realize servicing income on these loans as long as they remain outstanding. At March 31, 2017, the Bank had $3.9 million in loans held for sale, comprised of one- to four-family residential fixed rate conventional, FHA, and VA mortgage loans originated and closed by the Bank in the first quarter of 2017 that have been committed for sale in the secondary market, and will be delivered and sold in the second quarter of 2017. Mortgage servicing rights increased $16,000, or 1.9%, to $820,000 at March 31, 2017 compared to $804,000 at December 31, 2016, and are included in other assets on the consolidated balance sheets. Multi-family residential loans increased $886,000, or 17.4%, to $6.0 million at March 31, 2017 from $5.1 million at December 31, 2016. Home equity lines of credit increased $343,000, or 2.0% to $17.1 million at March 31, 2017 from $16.8 million at December 31, 2016. Commercial real estate loans increased $2.3 million, or 26.8%, to $10.7 million at March 31, 2017 from $8.4 million at December 31, 2016. Commercial and industrial loans increased $227,000, or 11.7%, to $2.2 million at March 31, 2017 from $1.9 million at December 31, 2016. We anticipate continued growth in both commercial real estate and commercial and industrial loan production in 2017.

Securities available-for-sale increased by $616,000, or 3.5%, to $18.4 million at March 31, 2017 from $17.7 million at December 31, 2016. The increase was primarily due to purchases of $1.5 million in new securities of U.S. Government and agency obligations and an increase in the fair market value of available-for-sale securities of $15,000, partially offset by principal repayments of $873,000, and amortization of $26,000 during the first three months of 2017.

Securities held-to-maturity decreased $91,000, or 1.2%, to $7.3 million at March 31, 2017 from $7.4 million at December 31, 2016 due to principal repayments of $82,000 and amortization of $9,000 during the first three months of 2017.

Deposits and Borrowings. Total deposits increased $3.8 million, or 2.1%, to $186.7 million at March 31, 2017 from $182.9 million at December 31, 2016 primarily due to increases in money market accounts and certificates of deposit, partially offset by a decrease in NOW accounts. Total borrowings from the Federal Home Loan Bank of New York increased $8.9 million, or 15.7%, to $65.8 million at March 31, 2017 from $56.8 million at December 31, 2016 to fund our loan growth. Long-term borrowings increased $1.4 million, or 2.9% to $52.3 million at March 31, 2017 from $50.8 million at December 31, 2016 due to $5.5 million in new advances partially offset by principal repayments on our amortizing advances and maturities of $4.1 million. The Company increased its short-term borrowings by $7.5 million, or 125.0%, to $13.5 million at March 31, 2017 compared to $6.0 million at December 31, 2016.

Stockholders’ Equity. Stockholders’ equity increased $34,000, or 0.1%, to $31.9 million at March 31, 2017. The increase resulted from the $11,000 in net income, a decrease of $10,000 in accumulated other comprehensive loss and an increase of $13,000 resulting from the release of ESOP shares from the suspense account.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

General. Net income decreased $66,000, or 85.7%, to $11,000 for the quarter ended March 31, 2017 from $77,000 for the quarter ended March 31, 2016. The quarter over quarter decrease was attributable to an increase in other expense of $218,000, a $7,000 increase in provision for loan losses, and a decrease in other income of $35,000, partially offset by increases in net interest income of $174,000, and benefit for income taxes of $20,000.

Interest and Dividend Income. Total interest and dividend income increased $219,000, or 9.7%, to $2.5 million for the quarter ended March 31, 2017 from $2.3 million for the quarter ended March 31, 2016. The increase resulted from a $19.5 million increase quarter over quarter in average interest-earning assets, primarily residential mortgage and commercial real estate loans, resulting in a seven basis point increase in the average yield earned on interest-earning assets from 3.71% for the three months ended March 31, 2016 to 3.78% for the three months ended March 31, 2017.

Interest income on loans increased $270,000, or 13.0%, to $2.4 million for the quarter ended March 31, 2017 from $2.1 million for the quarter ended March 31, 2016, reflecting a $27.5 million increase in the average balance of loans to $233.9 million for the three months ended March 31, 2017 from $206.4 million for the three months ended March 31, 2016, partially offset by a one basis point decrease in the average yield earned on loans for the three months ended March 31, 2017 as compared to the same period in 2016. The increase in the average balance of loans was due to our focus on increasing our portfolios of one- to four-family residential mortgages, commercial real estate, and to a lesser extent, home equity lines of credit and commercial and industrial loans during the three months ended March 31, 2017 as compared to the same period in 2016. The average yield on loans decreased to 4.03% for the three months ended March 31, 2017 from 4.04% for the three months ended March 31, 2016, reflecting decreases in market interest rates on loan products, primarily residential mortgages.

Interest income on taxable investment securities decreased $29,000 to $69,000 for the three months ended March 31, 2017 from $98,000 for the three months ended March 31, 2016. The average balance of taxable investment securities decreased $2.9 million, or 20.9%, to $11.1 million for the three months ended March 31, 2017 from $14.1 million for the three months ended March 31, 2016. The average yield on taxable investment securities decreased 31 basis points to 2.47% during the quarter ended March 31, 2017 as compared to 2.78% for the quarter ended March 31, 2016 due to new purchases of shorter-term lower yielding investment securities replacing calls of higher yielding investment securities. Interest income on mortgage-backed securities decreased $28,000 to $30,000 for the three months ended March 31, 2017, from $58,000 for the three months ended March 31, 2016, reflecting a decrease in the average yield on mortgage-backed securities of 34 basis points to 1.20% for the three months ended March 31, 2017 from 1.54% for the three months ended March 31, 2016 and a decrease in the average balance of mortgage-backed securities of $5.1 million, or 33.7%, to $10.0 million for the three months ended March 31, 2017 from $15.1 million for the three months ended March 31, 2016. The decrease in average yield on mortgage-backed securities was primarily attributable to faster prepayment speeds on the pools of mortgage-backed securities held in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. A portion of the cash flow from these investment and mortgage-backed securities was redeployed to fund loan growth. Interest income on tax-exempt state and municipal securities increased $6,000 to $29,000 for the three months ended March 31, 2017, from $23,000 for the three months ended March 31, 2016. The average balance of state and municipal securities increased by $2.0 million, or 43.5%, from $4.7 million for the three months ended March 31, 2016 to $6.7 million for the three months ended March, 31, 2017, partially offset as the average tax equivalent yield decreased by 34 basis points to 2.64% for the three months ended March 31, 2017 from 2.98% for the three months ended March 31, 2016, as higher yielding state and municipal securities matured and were replaced by modestly lower yielding state and municipal securities.

Total Interest Expense. Total interest expense increased $45,000, or 8.2%, to $591,000 for the quarter ended March 31, 2017 from $546,000 for the quarter ended March 31, 2016. Total interest expense reflected an increase in interest expense on deposits of $9,000 and an increase in interest expense on borrowings of $36,000 when comparing the quarters ended March 31, 2017 and 2016. The total interest expense reflected an increase in the average cost of interest-bearing liabilities of four basis points from 0.97% for the three months ended March 31, 2016 to 1.01% for the three months ended March 31, 2017, in addition to an increase of $9.3 million in average interest-bearing liabilities.

Interest expense on deposits increased $9,000, or 2.5%, to $371,000 for the three months March 31, 2017 from $362,000 for the three months ended March 31, 2016. The average cost of deposits increased to 0.85% for the three months ended March 31, 2017 from 0.82% for the three months ended March 31, 2016, primarily reflecting higher average balances on a promotional money market account offering during the first quarter of 2017. The average balance of deposits decreased $3.1 million, or 1.8%, from $177.5 million for the three months ended March 31, 2016 to $174.3 million for the three months ended March 31, 2017. The average cost of certificates of deposit (including individual retirement accounts) remained unchanged at 1.22% during the three months ended March 31, 2017 and 2016. The average balance of certificates of deposit (including individual retirement accounts) decreased by $12.2 million to $88.9 million for the three months ended March 31, 2017 from $101.1 million for the three months ended March 31, 2016. The average balance of transaction accounts, traditionally our lower cost non-time deposit accounts, increased by $10.0 million to $93.3 million for the three months ended March 31, 2017 from $83.3 million for the three months ended March 31, 2016, along with an increase in the average cost of transaction accounts of 18 basis points to 0.43% for the three months ended March 31, 2017 from 0.25% for the three months ended March 31, 2016 primarily due to promotional money market accounts.

At March 31, 2017, we had $49.1 million of certificates of deposit, including individual retirement accounts, scheduled to mature throughout the remainder of 2017. Based on current market interest rates, we expect that the cost of these deposits upon renewal will be at a similar cost to us as their current contractual rates.

Interest expense on borrowings increased $36,000 from $184,000 for the quarter ended March 31, 2016 to $220,000 for the quarter ended March 31, 2017, due to a $12.4 million increase in our average balance of borrowings with the Federal Home Loan Bank from $46.6 million for the three months ended March 31, 2016 compared to $59.0 million for the three months ended March 31, 2017 in order to fund loan growth, partially offset by a decrease in the average cost of these funds from 1.58% for the three months ended March 31, 2016 to 1.49% for the three months ended March 31, 2017. The decrease in the average cost of borrowings was primarily due to management’s decision to increase short-term borrowings.

Net Interest Income. Net interest income increased $174,000, or 10.1%, to $1.9 million for the quarter ended March 31, 2017 as compared to $1.7 million for the quarter ended March 31, 2016. Net interest income increased primarily due to an increase of $10.2 million in net interest-earning assets to $31.5 million for the quarter ended March 31, 2017 from $21.3 million for the same period in 2016. Our net interest rate spread increased three basis points to 2.77% for the quarter ended March 31, 2017 compared to 2.74% for the quarter ended March 31, 2016. There was an increase in the average yield on our interest-earning assets of seven basis points from 3.71% for the three months ended March 31, 2016 to 3.78% for the three months ended March 31, 2017, partially offset by a four basis point increase in the average cost of interest-bearing liabilities to 1.01% for the three months ended March 31, 2017 from 0.97% for the three months ended March 31, 2016. Our net interest margin increased seven basis points from 2.82% during the three months ended March 31, 2016 to 2.89% during the three months ended March 31, 2017.

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

Based on our evaluation of the above factors, we recorded a $52,000 provision for loan losses for the quarter ended March 31, 2017, compared to a $45,000 provision for loan losses recorded for the quarter ended March 31, 2016. The increase in the three months ended March 31, 2017 was the result of additional general provisions deemed necessary to support an increased balance of loans receivable, primarily one- to four-family residential real estate and commercial real estate, and to a lesser extent, multi-family residential real estate, home equity lines of credit, and commercial and industrial loans, as well as a potentially weaker economy. The allowance for loan losses was $1.0 million, or 0.44% of net loans outstanding at March 31, 2017 compared to $855,000, or 0.41% of net loans outstanding, at March 31, 2016.

Other Income. Other income decreased by $35,000, or 5.2%, to $636,000 for the three months ended March 31, 2017 compared to $671,000 for the three months ended March 31, 2016. The decrease in other income was primarily due to decreases in fee income and realized gains on sales of loans, partially offset by an increase in miscellaneous other income. Fee income from Fairport Wealth Management, the non-deposit investment subsidiary of Fairport Savings Bank, decreased by $31,000, or 47.0%, to $35,000 for the three months ended March 31, 2017 compared to $66,000 for the three months ended March 31, 2016 due to a modest decrease in non-deposit investment product sales. Realized gains on sales of loans decreased $22,000, or 6.3%, to $326,000 for the three months ended March 31, 2017 from $348,000 for the three months ended March 31, 2016. The decrease in realized gains on sales of loans was primarily attributable to a modest decrease in volume of loans sold in addition to slightly lower premiums on loans sold. Miscellaneous other income increased by $11,000, or 29.7%, to $48,000 for the three months ended March 31, 2017 compared to $37,000 for the three months ended March 31, 2016 due to a dividend received from First Monetary Mutual Limited, a Bermuda based captive insurance company owned by its community bank members in the first quarter of 2017.

Other Expense. Other expense increased $218,000, or 9.6%, to $2.5 million for the three months ended March 31, 2017 from $2.3 million for the three months ended March 31, 2016. The increase in other expense was primarily attributable to increases in salaries and employee benefits of $168,000, miscellaneous other expense of $78,000, and data processing costs of $31,000, partially offset by a decrease in mortgage fees and taxes of $67,000. Salaries and employee benefits increased $168,000, or 12.4%, to $1.5 million for the three months ended March 31, 2017 from $1.4 million for the three months ended March 31, 2016 primarily due to annual merit increases for existing staff, the increased salary and commission costs associated with additional processing and mortgage origination staff as a result of mortgage loan growth. Miscellaneous other expense increased $78,000, or 44.1%, to $255,000 for the three months ended March 31, 2017 from $177,000 for the three months ended March 31, 2016 due to additional costs related to legal expense and professional services associated with becoming an SEC reporting company in the second half of 2016. Data processing costs increased $31,000, or 62.0%, to $81,000 for the three months ended March 31, 2017 from $50,000 for the three months ended March 31, 2016 primarily due to the additional expense associated with the conversion of our core processing system from in-house hosting to data center hosting in the third quarter of 2016. Mortgage fees and taxes decreased $67,000, or 73.6%, to $24,000 for the three months ended March 31, 2017 compared to $91,000 for the three months ended March 31, 2016 due to a recent change in New York State tax law which allowed for a refundable tax credit for mortgage recording tax expensed. Under New York law, a bank that paid special additional mortgage recording tax (“SAMRT”) on residential mortgages in any tax year beginning on or after January 1, 2015, may elect to treat the unused portion of the SAMRT credit on those mortgages as an overpayment of tax to be carried or refunded. Previously, any unused credits were only eligible to be carried forward to future years.

Benefit for Income Taxes. The benefit for income taxes was $28,000 for the quarter ended March 31, 2017, an increase of $20,000 compared to a benefit for income taxes of $8,000 for the quarter ended March 31, 2016. The income tax benefit increased in the three months ended March 31, 2017 as compared to the same period in 2016 due to less income before income taxes, the impact of interest and dividends from tax-exempt securities as well as a partial reversal of a component of the deferred tax asset valuation allowance.

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

	For the three months ended March 31,
	2017			2016
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost(5)	Balance	Interest	Cost(5)
Interest-earning assets:
Loans	$233,901	$2,354	4.03%	$206,400	$2,084	4.04%
Federal funds sold	3,120	4	0.62	5,112	4	0.33
Taxable investment securities	11,146	69	2.47	14,084	98	2.78
Mortgage-backed securities	10,039	30	1.20	15,137	58	1.54
State and municipal securities(1)	6,672	44	2.64	4,650	35	2.98
Total interest-earning assets	$264,878	$2,501	3.78%	$245,383	$2,279	3.71%
Noninterest-earning assets:
Other assets	$10,764			$9,563
Total assets	$275,642			$254,946
Interest-bearing liabilities:
NOW accounts	$28,256	$20	0.28%	$26,810	$13	0.19%
Passbook savings	25,834	19	0.29	26,489	24	0.36
Money market savings	31,338	61	0.78	23,096	16	0.28
Individual retirement accounts	7,036	16	0.91	7,932	19	0.94
Certificates of deposit	81,877	255	1.25	93,160	290	1.25
Federal Home Loan Bank advances	59,046	220	1.49	46,610	184	1.58
Total interest-bearing liabilities	$233,387	$591	1.01%	$224,097	$546	0.97%
Noninterest-bearing liabilities:
Demand deposits	$7,871			$6,931
Other liabilities	2,506			2,010
Total liabilities	$243,764			$233,038
Stockholders' equity	$31,878			$21,908
Total liabilities & stockholders' equity	$275,642			$254,946
Net interest income		$1,910			$1,733
Interest rate spread(2)			2.77%			2.74%
Net interest-earning assets(3)	$31,491			$21,286
Net interest margin(4)		2.89%			2.82%
Ratio of average interest-earning assets to average interest-bearing liabilities	113.49%			109.50%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 34% federal tax rate. The unadjusted average yield on tax-exempt securities was 1.74% and 1.97% for the quarters ended March 31, 2017 and 2016, respectively. The unadjusted interest income on tax-exempt securities was $29,000 and $23,000 for the quarters ended March 31, 2017 and 2016, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	Three months ended March 31,
	2017 vs. 2016
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest and dividend income:
Loans	$275	$(5)	$270
Taxable investment securities	(19)	(10)	(29)
Mortgage-backed securities	(17)	(11)	(28)
State and municipal securities(1)	12	(3)	9
Total interest and dividend income	251	(29)	222
Interest expense:
NOW accounts	1	6	7
Passbook savings	(1)	(4)	(5)
Money market savings	7	38	45
Individual retirement accounts	(2)	(1)	(3)
Certificates of deposit	(35)	-	(35)
Federal home loan bank advances	46	(10)	36
Total interest expense	16	29	45
Net change in net interest income	$235	$(58)	$177

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 34% federal tax rate.

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of nonperforming assets at the indicated dates:

	March 31,	December 31,	March 31,
(Dollars In thousands)	2017	2016	2016
Nonaccrual loans:
Residential mortgage loans	$37	$-	$118
Home equity lines of credit	-	-	18
Other loans	-	-	-
Total nonaccrual loans	37	-	136
Total nonperforming loans	37	-	136
Total nonperforming assets	$37	$-	$136

Nonperforming loans to total loans	0.02%	0.00%	0.06%
Nonperforming assets to total assets	0.01%	0.00%	0.05%

Nonperforming assets include nonaccrual loans, non-accruing TDRs, and foreclosed real estate. The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. There are no loans that are past due 90 days or more and still accruing interest. Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. At the dates indicated above, the Company had no TDRs outstanding.

As indicated in the table above, nonperforming assets at March 31, 2017 were $37,000, an increase of $37,000 from the $0 balance reported at December 31, 2016. At March 31, 2017, the Company had one non-performing residential mortgage for $37,000 and at December 31, 2016, the Company had no non-performing loans. At March 31, 2016, the Company had one non-performing residential mortgage loan for $89,000, one non-performing home equity line of credit for $18,000, and one non-performing home equity loan for $29,000. At the dates indicated above, the Company had no foreclosed real estate.

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the balance sheet. The allowance for loan losses was $1.0 million and $990,000 at March 31, 2017 and December 31, 2016, respectively. The Company reported no change in the ratio of the allowance for loan losses to gross loans of 0.44% at March 31, 2017 and December 31, 2016. Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of March 31, 2017.

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

At March 31, 2017 and December 31, 2016, the Company did not have loans which were deemed to be impaired.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting. Management has identified potential problem loans totaling $2.0 million as of March 31, 2017 as compared to $1.8 million at December 31, 2016. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired. Total potential problem loans increased between these two dates, as the Company reported an increase of $207,000 in loans rated substandard. The increase in loans classified as substandard was due to two residential mortgage loans which were newly categorized as such during the three months ended March 31, 2017. These loans were not criticized as of December 31, 2016. Based on current information available at March 31, 2017, these loans were re-evaluated for their range of potential losses and reclassified accordingly.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included in our consolidated financial statements.

Our primary sources of funds consist of deposit inflows, loan repayments, borrowings from the Federal Home Loan Bank of New York, maturities and principal repayments of securities, and loan and securities sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 20.0% or greater. For the quarter ended March 31, 2017, our liquidity ratio averaged 27.6%. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2017.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits, short and intermediate-term securities and federal funds sold. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2017, cash and cash equivalents totaled $7.2 million.

At March 31, 2017, we had $20.0 million in loan commitments outstanding. In addition to commitments to originate loans, we had $17.0 million in unused lines of credit outstanding to borrowers. Certificates of deposit (including individual retirement accounts comprised solely of certificates of deposit), due within one year of March 31, 2017 totaled $66.6 million, or 73.9% of our certificates of deposit (including individual retirement accounts) and 35.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, and Federal Home Loan Bank borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing certificates of deposit due on or before March 31, 2018. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provides an additional source of funds. Federal Home Loan Bank borrowings increased by $8.9 million, to $65.8 million at March 31, 2017, from $56.8 million at December 31, 2016. At March 31, 2017, we had the ability to borrow approximately $153.6 million from the Federal Home Loan Bank of New York, of which $65.8 million had been advanced.

We also have a repurchase agreement with Raymond James Financial providing an additional $10.0 million in liquidity.  Funds obtained under the repurchase agreement are secured by our U.S Government and agency obligations.  There were no advances outstanding under the repurchase agreement at March 31, 2017 or December 31, 2016.

Capital

Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2017, Fairport Savings Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. For 2017, the capital conservation buffer requirement is 125% of risk-weighted assets.

Fairport Savings Bank’s capital amounts and ratios as of the indicated dates are presented in the following table.

					Minimum
					To Be "Well-
			Minimum		Capitalized"		Well-Capitalized
			For Capital		Under Prompt		With Buffer, Fully
	Actual		Adequacy Purposes		Corrective Provisions		Phased in for 2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017
Total Core Capital (to Risk-Weighted Assets)	$29,330	17.63%	³$13,310	³8.0%	³$16,637	³10.0%	³$17,469	³10.5%
Tier 1 Capital (to Risk-Weighted Assets)	28,288	17.00	³9,982	³6.0	³13,310	³8.0	³14,141	³8.5
Tier 1 Common Equity (to Risk-Weighted Assets)	28,288	17.00	³7,487	³4.5	³10,814	³6.5	³11,646	³7.0
Tier 1 Capital (to Assets)	28,288	10.39	³10,893	³4.0	³13,616	³5.0	³13,616	³5.0
As of December 31, 2016:
Total Core Capital (to Risk-Weighted Assets)	$29,264	18.45%	³$12,689	³8.0%	³$15,861	³10.0%	³$16,654	³10.5%
Tier 1 Capital (to Risk-Weighted Assets)	28,274	17.83	³9,516	³6.0	³12,689	³8.0	³13,482	³8.5
Tier 1 Common Equity (to Risk-Weighted Assets)	28,274	17.83	³7,137	³4.5	³10,309	³6.5	³11,102	³7.0
Tier 1 Capital (to Assets)	28,274	10.70	³10,572	³4.0	³13,214	³5.0	³13,214	³5.0

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

At March 31, 2017 and December 31, 2016, we had $15.1 million and $15.2 million, respectively, of commitments to grant loans, $4.9 million and $5.0 million, respectively, of unadvanced portion of construction loans, and $17.0 million and $17.6 million, respectively, of unfunded commitments under lines of credit. We had two commercial letters of credit for $110,000 at March 31, 2017 and two commercial letters of credit for $110,000 at December 31, 2016.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of March 31, 2017, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101	The following materials from FSB Bancorp, Inc. Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FSB BANCORP, INC.
(registrant)

May 12, 2017	/s/ Dana C. Gavenda
Dana C. Gavenda
President and Chief Executive Officer

May 12, 2017	/s/ Kevin D. Maroney
Kevin D. Maroney
Chief Financial Officer and Chief Operating Officer

- 35 -