Form 10-Q
period 2017-06-30
FSB Bancorp, Inc.
filed 2017-08-11
CIK 1667939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 10, 2017, there were 1,940,588 shares issued and outstanding of the registrant’s common stock.

FSB BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

FSB Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2017	2016
ASSETS:
Cash and due from banks	$1,761	$1,634
Interest earning demand deposits	6,468	5,773
Total cash and cash equivalents	8,229	7,407
Available-for-sale securities, at fair value	18,395	17,747
Held-to-maturity securities, at amortized cost (fair value of $6,644 and $7,384, respectively)	6,598	7,420
Investment in restricted stock, at cost	2,909	2,886
Loans held for sale	2,412	2,059
Loans	243,172	227,182
Less: Allowance for loan losses	(1,102)	(990)
Loans receivable, net	242,070	226,192
Bank owned life insurance	3,727	3,696
Accrued interest receivable	699	652
Premises and equipment, net	3,199	3,175
Other assets	2,861	2,487
Total assets	$291,099	$273,721

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Non-interest bearing	$9,128	$8,423
Interest bearing	192,707	174,511
Total deposits	201,835	182,934
Short-term borrowings	5,500	6,000
Long-term borrowings	49,648	50,813
Official bank checks	595	318
Other liabilities	1,366	1,797
Total liabilities	258,944	241,862
Stockholders' equity:
Preferred stock – par value $0.01; 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.01; 50,000,000 authorized shares; 1,941,688 shares issued and outstanding	19	19
Paid-in capital	16,360	16,352
Retained earnings	16,174	15,923
Accumulated other comprehensive loss	(66)	(85)
Unearned ESOP shares, at cost	(332)	(350)
Total stockholders’ equity	32,155	31,859
Total liabilities and stockholders' equity	$291,099	$273,721

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	June 30, 2017	June 30, 2016
Interest and dividend income:
Loans, including fees	$2,454	$2,161
Securities:
Taxable	70	68
Tax-exempt	28	23
Mortgage-backed securities	24	53
Other	20	7
Total interest and dividend income	2,596	2,312
Interest expense:
Interest on deposits	429	367
Interest on short-term borrowings	24	-
Interest on long-term borrowings	210	179
Total interest expense	663	546
Net interest income	1,933	1,766
Provision for loan losses	60	45
Net interest income after provision for loan losses	1,873	1,721
Other income:
Service fees	38	38
Fee income	68	34
Increase in cash surrender value of bank owned life insurance	16	16
Realized gain on sale of loans	691	512
Mortgage fee income	197	176
Other	42	43
Total other income	1,052	819
Other expense:
Salaries and employee benefits	1,589	1,470
Occupancy	259	245
Data processing costs	89	47
Advertising	51	25
Equipment	140	146
Electronic banking	28	30
Directors’ fees	58	57
Mortgage fees and taxes	47	122
FDIC premium expense	26	43
Audits and tax services	41	30
Other	265	173
Total other expenses	2,593	2,388
Income before income taxes	332	152
Provision for income taxes	92	42
Net income	$240	$110
Earnings per common share – basic	$0.13	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the six	For the six
	months ended	months ended
(In thousands, except per share data)	June 30, 2017	June 30, 2016
Interest and dividend income:
Loans, including fees	$4,808	$4,245
Securities:
Taxable	139	166
Tax-exempt	57	46
Mortgage-backed securities	54	111
Other	24	11
Total interest and dividend income	5,082	4,579
Interest expense:
Interest on deposits	800	729
Interest on short-term borrowings	41	-
Interest on long-term borrowings	413	363
Total interest expense	1,254	1,092
Net interest income	3,828	3,487
Provision for loan losses	112	90
Net interest income after provision for loan losses	3,716	3,397
Other income:
Service fees	78	71
Fee income	103	100
Increase in cash surrender value of bank owned life insurance	31	33
Realized gain on sale of loans	1,017	860
Mortgage fee income	369	346
Other	90	80
Total other income	1,688	1,490
Other expense:
Salaries and employee benefits	3,113	2,826
Occupancy	528	499
Data processing costs	170	97
Advertising	94	55
Equipment	283	298
Electronic banking	35	56
Directors’ fees	130	123
Mortgage fees and taxes	71	213
FDIC premium expense	52	85
Audits and tax services	93	64
Other	520	350
Total other expenses	5,089	4,666
Income before income taxes	315	221
Provision for income taxes	64	34
Net income	$251	$187
Earnings per common share – basic	$0.13	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
(In thousands)	June 30, 2017	June 30, 2016

Net Income	$240	$110

Other Comprehensive Income

Unrealized holding gains on available-for-sale securities
Unrealized holding gains arising during the period	14	24
Net unrealized gain on available for sale securities	14	24

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	-	76

Other comprehensive income, before tax	14	100
Tax effect	5	34
Other comprehensive income, net of tax	9	66
Comprehensive income	$249	$176

Tax Effect Allocated to Each Component of Other Comprehensive Income
Unrealized holding gains arising during the period	$(5)	$(8)
Accretion of net unrealized loss on securities transferred to held-to-maturity	-	(26)
Income tax effect related to other comprehensive income (loss)	$(5)	$(34)

The accompanying notes are an integral part of the consolidated financial statements.

(1)	The accretion of the unrealized holding losses in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and the fair value of the investment securities at the date of transfer, and is an adjustment of yield.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the six months ended
(In thousands)	June 30, 2017	June 30, 2016

Net Income	$251	$187

Other Comprehensive Income

Unrealized holding gains on available-for-sale securities
Unrealized holding gains arising during the period	29	120
Net unrealized gain on available for sale securities	29	120

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	-	255

Other comprehensive income, before tax	29	375
Tax effect	10	133
Other comprehensive income, net of tax	19	242
Comprehensive income	$270	$429

Tax Effect Allocated to Each Component of Other Comprehensive Income
Unrealized holding gains (losses) arising during the period	$(10)	$(41)
Accretion of net unrealized loss on securities transferred to held-to-maturity	-	(92)
Income tax effect related to other comprehensive income	$(10)	$(133)

The accompanying notes are an integral part of the consolidated financial statements.

(1)	The accretion of the unrealized holding losses in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and the fair value of the investment securities at the date of transfer, and is an adjustment of yield.

FSB Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated Other
	Common	Paid in	Retained	Comprehensive	Treasury	Unearned
(In thousands, except share and per share data)	Stock	Capital	Earnings	Income (Loss)	Stock	ESOP	Total

Balance, January 1, 2017	$19	$16,352	$15,923	$(85)	$-	$(350)	$31,859

Net income	-	-	251	-	-	-	251

Other comprehensive income, net of tax	-	-	-	19	-	-	19

ESOP shares committed to be released	-	8	-	-	-	18	26

Balance, June 30, 2017	$19	$16,360	$16,174	$(66)	$-	$(332)	$32,155

Balance, January 1, 2016	$179	$7,239	$14,985	$(212)	$(46)	$(385)	$21,760

Net income	-	-	187	-	-	-	187

Other comprehensive income, net of tax	-	-	-	242	-	-	242

ESOP shares committed to be released	-	4	-	-	-	18	22

Balance, June 30, 2016	$179	$7,243	$15,172	$30	$(46)	$(367)	$22,211

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2017	2016
OPERATING ACTIVITIES
Net income	$251	$187
Adjustments to reconcile net income to net cash flows from operating activities:
Net amortization of premiums and accretion of discounts on investments	71	221
Gain on sale of loans	(1,017)	(860)
Proceeds from loans sold	32,564	12,627
Loans originated for sale	(31,900)	(14,364)
Amortization of net deferred loan origination costs	310	163
Depreciation and amortization	216	223
Provision for loan losses	112	90
Expense related to ESOP	26	22
Deferred income tax benefit	(42)	(115)
Earnings on investment in bank owned life insurance	(31)	(33)
Decrease (Increase) in accrued interest receivable	(47)	29
Increase in other assets	(375)	(849)
Increase (Decrease) in other liabilities	(398)	194
Net cash flows from operating activities	(260)	(2,465)
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(3,503)	(6,363)
Proceeds from maturities and calls of securities available-for-sale	1,000	5,910
Proceeds from principal paydowns on securities available-for-sale	1,830	1,742
Purchases of securities held-to-maturity	-	(932)
Proceeds from maturities and calls of securities held-to-maturity	715	5,842
Proceeds from principal paydowns on securities held-to-maturity	90	258
Net increase in loans	(16,300)	(8,161)
Purchase of restricted stock, net	(23)	68
Purchase of premises and equipment	(240)	(429)
Net cash flows from investing activities	(16,431)	(2,065)
FINANCING ACTIVITIES
Net increase in deposits	18,901	26,272
Proceeds from long-term borrowings	6,501	3,500
Repayments on long-term borrowings	(7,666)	(5,351)
Repayments from short-term borrowings, net	(500)	-
Net increase (decrease) in official bank checks	277	(885)
Net cash flows from financing activities	17,513	23,536
Change in cash and cash equivalents	822	19,006
Cash and cash equivalents at beginning of period	7,407	6,147
Cash and cash equivalents at end of period	$8,229	$25,153
CASH PAID DURING THE PERIOD FOR:
Interest	$1,241	$1,097
Income taxes	$-	$88

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

Note 2: New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This new guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for the Company for annual and interim periods beginning after December 15, 2017, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. The Company's implementation efforts include the identification of revenue within the scope of the guidance, as well as evaluation of revenue contracts. The Company's review is ongoing, and the Company will continue to evaluate any impact as additional guidance is issued and as our internal assessment progresses.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new guidance supersedes the lease requirements in Topic 840, Leases and is based on the principle that a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The accounting applied by a lessor is largely unchanged from that applied under the previous guidance. In addition, the guidance requires an entity to separate the lease components from the nonlease components in a contract. The ASU requires disclosures about the amount, timing, and judgments related to a reporting entity's accounting for leases and related cash flows. The standard is required to be applied to all leases in existence as of the date of adoption using a modified retrospective transition approach. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all companies in any interim or annual period. The Company occupies certain offices and uses certain equipment under non-cancelable operating lease agreements, which currently are not reflected in its consolidated statement of condition. The Company expects to recognize lease liabilities and right of use assets associated with these lease agreements; however, the extent of the impact on the Company's consolidated financial statements is currently under evaluation.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). This new guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This ASU will replace the "incurred loss" model under existing guidance with an "expected loss" model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. This ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. This guidance requires adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for all companies as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact the guidance will have on the Company's consolidated financial statements, and expects an increase in the allowance for credit losses resulting from the change to expected losses for the estimated life of the financial asset, including an allowance for debt securities. The amount of the increase in the allowance for credit losses resulting from the new guidance will be impacted by the portfolio composition and asset quality at the adoption date, as well as economic conditions and forecasts at the time of adoption.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The amendments provide guidance on the following eight specific cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. This ASU is effective for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. As this guidance only affects the classification within the statement of cash flows, this ASU is not expected to have a material impact on the Company's consolidated financial statements.

Note 3: Earnings per Common Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to FSB Bancorp, Inc. The Company has not granted any restricted stock awards or stock options and, during the periods ended June 30, 2017 and 2016, had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

The following tables set forth the calculation of basic earnings per share. Historical share and per share data have been adjusted by the exchange ratio of 1.0884 used in the conversion and offering.

	Three months ended
	June 30,
(In thousands, except per share data)	2017	2016
Basic Earnings Per Common Share
Net income available to common stockholders	$240	$110
Weighted average common shares outstanding	1,908	1,896
Basic earnings per common share	$0.13	$0.06

	Six months ended
	June 30,
(In thousands, except per share data)	2017	2016
Basic Earnings Per Common Share
Net income available to common stockholders	$251	$187
Weighted average common shares outstanding	1,908	1,896
Basic earnings per common share	$0.13	$0.10

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$10,609	$-	$(80)	$10,529
Mortgage-backed securities – residential	7,885	25	(44)	7,866
Total available-for-sale	$18,494	$25	$(124)	$18,395
Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$655	$8	$-	$663
State and municipal securities	5,943	54	(16)	5,981
Total held-to-maturity	$6,598	$62	$(16)	$6,644

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$8,106	$3	$(110)	$7,999
Mortgage-backed securities – residential	9,769	42	(63)	9,748
Total available-for-sale	$17,875	$45	$(173)	$17,747
Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$745	$13	$-	$758
State and municipal securities	6,675	25	(74)	6,626
Total held-to-maturity	$7,420	$38	$(74)	$7,384

The amortized cost and estimated fair value of debt investments at June 30, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$1,000	$1,002
Due after one year through five years	9,609	9,543	3,536	3,549
Due after five years through ten years	-	-	1,407	1,430
Due after ten years	1,000	986	-	-
Sub-total	$10,609	$10,529	$5,943	$5,981
Mortgage-backed securities – residential	7,885	7,866	655	663
Totals	$18,494	$18,395	$6,598	$6,644

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2017
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
U.S. Government and agency obligations	8	$63	$9,046	1	$17	$982	9	$80	$10,028
Mortgage-backed securities - residential	2	22	2,497	3	22	1,927	5	44	4,424
Totals	10	$85	$11,543	4	$39	$2,909	14	$124	$14,452
Held-to-Maturity
Mortgage-backed securities – residential(1)	1	$-	$175	-	$-	$-	1	$-	$175
State and municipal securities(1)	7	16	1,974	1	-	45	8	16	2,019
Totals	8	$16	$2,149	1	$-	$45	9	$16	$2,194

	December 31, 2016
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
U.S. Government and agency obligations	6	$110	$6,996	-	$-	$-	6	$110	$6,996
Mortgage-backed securities - residential	3	49	4,441	2	14	987	5	63	5,428
Totals	9	$159	$11,437	2	$14	$987	11	$173	$12,424
Held-to-Maturity
Mortgage-backed securities – residential(1)	1	$-	$178	-	$-	$-	1	$-	$178
State and municipal securities(1)	14	74	4,275	1	-	45	15	74	4,320
Totals	15	$74	$4,453	1	$-	$45	16	$74	$4,498

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

There were 23 securities in an unrealized loss position at June 30, 2017, of which five have been in loss positions for a period greater than twelve months and 18 have been in loss positions for a period less than twelve months. This compares to 27 securities in an unrealized loss position at December 31, 2016, of which three had been in loss positions for a period greater than twelve months and 24 had been in loss positions for a period less than twelve months. These issuing entities are currently rated Aaa by Moody’s Investor Services and AA+ by Standard and Poors. Among the five securities in loss positions for a period greater than twelve months at June 30, 2017, four were either direct issuances of, or mortgage-backed securities or collateralized mortgage obligations issued by, the following entities sponsored and guaranteed by the United States Government: GNMA, FNMA, and FHLMC. The remaining security that has been in a loss position for a period greater than twelve months was issued by a state subdivision. The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired.

Among the 18 securities in an unrealized loss position at June 30, 2017 for less than twelve months, 11 were either direct issuances of, or mortgage-backed securities or collateralized mortgage obligations issued by, the following entities sponsored and guaranteed by the United States Government: FNMA, FHLMC, FHLB and FFCB. The remaining seven securities were issued by a state or political subdivision. The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired. The Company does not intend to sell these securities, nor is it more likely than not, that the Company will be required to sell these securities prior to recovery of the amortized cost. As such, management does not believe any individual unrealized loss as of June 30, 2017 represents OTTI.

There were no gross realized gains or losses on sales of securities for the three and six months ended June 30, 2017 and June 30, 2016.

As of June 30, 2017 and December 31, 2016, no securities were pledged to secure public deposits or for any other purpose required or permitted by law.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of investing in, or originating, these types of investments or loans.

Note 5: Loans

Major classifications of loans at the indicated dates are as follows:

	June 30,	December 31,
(In thousands)	2017	2016
Real estate loans:
Secured by one-to-four family residences	$196,680	$188,573
Secured by multi-family residences	6,217	5,103
Construction	9,807	6,134
Commercial real estate	10,608	8,440
Home equity lines of credit	17,244	16,797
Total real estate loans	240,556	225,047
Commercial and industrial loans	2,518	1,947
Other loans	73	75
Total loans	243,147	227,069
Net deferred loan origination costs	25	113
Less allowance for loan losses	(1,102)	(990)
Loans receivable, net	$242,070	$226,192

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

As of June 30, 2017 and December 31, 2016, residential mortgage loans with a carrying value of $179.8 million and $165.5 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings. The Company retains the servicing on most fixed-rate mortgage loans sold and receives a fee based on the principal balance outstanding. Loans serviced for others totaled $128.1 million and $118.6 million at June 30, 2017 and December 31, 2016, respectively. Loan servicing rights are recorded at fair value when loans are sold with servicing rights retained. The fair value of the mortgage servicing rights (“MSRs”) is determined using a method which utilizes servicing income, discount rates, and prepayment speeds relative to the Bank’s portfolio for MSRs and are amortized over the life of the loan. MSRs amounted to $891,000 and $804,000 at June 30, 2017 and December 31, 2016, respectively, and are included in other assets on the consolidated balance sheets.

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
Other loans

The following tables present the classes of the loan portfolio, not including net deferred loan fees, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of June 30, 2017
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate loans:
Secured by one-to-four family residences	$194,685	$-	$1,995	$-	$196,680
Secured by multi-family residences	6,217	-	-	-	6,217
Construction	9,807	-	-	-	9,807
Commercial real estate	10,608	-	-	-	10,608
Home equity lines of credit	17,002	-	242	-	17,244
Total real estate loans	238,319	-	2,237	-	240,556
Commercial & industrial loans	2,450	-	68	-	2,518
Other loans	73	-	-	-	73
Total loans	$240,842	$-	$2,305	$-	$243,147

	As of December 31, 2016
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate loans:
Secured by one-to-four family residences	$187,079	$-	$1,494	$-	$188,573
Secured by multi-family residences	5,103	-	-	-	5,103
Construction	6,134	-	-	-	6,134
Commercial real estate	8,440	-	-	-	8,440
Home equity lines of credit	16,498	-	299	-	16,797
Total real estate loans	223,254	-	1,793	-	225,047
Commercial & industrial loans	1,900	-	47	-	1,947
Other loans	75	-	-	-	75
Total loans	$225,229	$-	$1,840	$-	$227,069

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

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by portfolio segment and class of loans, as of June 30, 2017 and December 31, 2016, are detailed in the following tables:

	As of June 30, 2017
	30-59 Days	60-89 Days
	Past Due	Past Due	90 Days	Total		Total Loans
(In thousands)	And Accruing	And Accruing	and Over	Past Due	Current	Receivable
Real estate loans:
Secured by one-to-four family residences	$405	$40	$37	$482	$196,198	$196,680
Secured by multi-family residences	-	-	-	-	6,217	6,217
Construction	-	-	-	-	9,807	9,807
Commercial	-	-	-	-	10,608	10,608
Home equity lines of credit	213	-	-	213	17,031	17,244
Total real estate loans	618	40	37	695	239,861	240,556
Commercial & industrial loans	-	68	-	68	2,450	2,518
Other loans	-	-	-	-	73	73
Total loans	$618	$108	$37	$763	$242,384	$243,147

	As of December 31, 2016
	30-59 Days	60-89 Days
	Past Due	Past Due	90 Days	Total		Total Loans
(In thousands)	And Accruing	And Accruing	and Over	Past Due	Current	Receivable
Real estate loans:
Secured by one-to-four family residences	$89	$-	$-	$89	$188,484	$188,573
Secured by multi-family residences	-	-	-	-	5,103	5,103
Construction	-	-	-	-	6,134	6,134
Commercial	-	-	-	-	8,440	8,440
Home equity lines of credit	-	-	-	-	16,797	16,797
Total real estate loans	89	-	-	89	224,958	225,047
Commercial & industrial loans	47	-	-	47	1,900	1,947
Other loans	-	-	-	-	75	75
Total loans	$136	$-	$-	$136	$226,933	$227,069

At June 30, 2017, the Company had one nonaccrual residential mortgage loan for $37,000. At December 31, 2016, the Company had no nonaccrual loans.

There were no loans that were past due 90 days or more and still accruing interest at June 30, 2017 or December 31, 2016. At June 30, 2017 and December 31, 2016, there were no loans considered to be impaired and no troubled debt restructurings.

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

	For the three months ended June 30, 2017
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$661	$45	$31	$107	$114	$28	$56	$1,042
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	29	2	18	(1)	(5)	10	7	60
Ending balance	$690	$47	$49	$106	$109	$38	$63	$1,102

	For the three months ended June 30, 2016
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$539	$41	$8	$46	$104	$11	$106	$855
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	30	(2)	10	1	1	2	3	45
Ending balance	$569	$39	$18	$47	$105	$13	$109	$900

	For the six months ended June 30, 2017
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$584	$38	$31	$84	$112	$28	$113	$990
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	106	9	18	22	(3)	10	(50)	112
Ending balance	$690	$47	$49	$106	$109	$38	$63	$1,102

	For the six months ended June 30, 2016
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$524	$39	$6	$35	$101	$11	$95	$811
Charge-offs	-	-	-	-	-	-	(1)	(1)
Recoveries	-	-	-	-	-	-	-	-
Provisions	45	-	12	12	4	2	15	90
Ending balance	$569	$39	$18	$47	$105	$13	$109	$900

The Company had no foreclosed real estate at June 30, 2017 or December 31, 2016.

At June 30, 2017, the Company had one residential real estate loan for $37,000 in the process of foreclosure and at December 31, 2016, the Company did not have any residential real estate loans in the process of foreclosure.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	June 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale portfolio
U.S. Government and agency obligations	$-	$10,529	$-	$10,529
Mortgage-backed securities – residential	-	7,866	-	7,866
Total available-for-sale securities	$-	$18,395	$-	$18,395

	December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale portfolio
U.S. Government and agency obligations	$-	$7,999	$-	$7,999
Mortgage-backed securities – residential	-	9,748	-	9,748
Total available-for-sale securities	$-	$17,747	$-	$17,747

There have been no transfers of assets into or out of any fair value measurement level during the quarter ended June 30, 2017.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		June 30, 2017		December 31, 2016
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and due from banks	1	$1,761	$1,761	$1,634	$1,634
Interest earning demand deposits	1	6,468	6,468	5,773	5,773
Securities - available-for-sale	2	18,395	18,395	17,747	17,747
Securities - held-to-maturity	2	6,598	6,644	7,420	7,384
Investment in restricted stock	2	2,909	2,909	2,886	2,886
Loans held for sale	2	2,412	2,412	2,059	2,059
Loans, net	3	242,070	241,688	226,192	225,569
Accrued interest receivable	1	699	699	652	652

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	102,633	102,633	94,926	94,926
Time Deposits	2	99,202	99,441	88,008	88,043
Borrowings	2	55,148	55,163	56,813	57,008
Accrued interest payable	1	84	84	71	71

Note 8: Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended June 30, 2017
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(75)	$-	$(75)
Other comprehensive income before reclassifications	9	-	9
Ending balance	$(66)	$-	$(66)

	For the three months ended June 30, 2016
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$59	$(95)	$(36)
Other comprehensive income before reclassifications	16	50	66
Ending balance	$75	$(45)	$30

	For the six months ended June 30, 2017
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(85)	$-	$(85)
Other comprehensive income before reclassifications	19	-	19
Ending balance	$(66)	$-	$(66)

	For the six months ended June 30, 2016
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$(4)	$(208)	$(212)
Other comprehensive income before reclassifications	79	163	242
Ending balance	$75	$(45)	$30

There were no amounts reclassified out of AOCI for the three or six months ended June 30, 2017 and 2016.

Note 9: Subsequent Events

On July 19, 2017, the Company filed a definitive proxy statement (the "Proxy Statement") with the Securities and Exchange Commission relating to a special meeting of stockholders to be held on August 29, 2017 in order for stockholders to consider the approval of the FSB Bancorp, Inc. 2017 Equity Incentive Plan. The 2017 Equity Incentive Plan would allow the Company the ability to make stock-based awards. Please see Appendix A to the Proxy Statement for a copy of the 2017 Equity Incentive Plan.

On July 27, 2017, the Company announced that its Board of Directors had adopted its first stock repurchase program.  Under the repurchase program, the Company may repurchase up to 97,084 shares of its common stock, or approximately 5% of its outstanding shares. Repurchases will be made at management's discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company's financial performance.  Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements. The repurchase program may be suspended, terminated or modified at any time. The repurchase program does not obligate the Company to purchase any particular number of shares.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

•	Credit quality and the effect of credit quality on the adequacy of our allowance for loan losses;
•	Deterioration in financial markets that may result in impairment charges relating to our securities portfolio;
•	Competition in our primary market areas;
•	Changes in interest rates and national or regional economic conditions;
•	Changes in monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	Significant government regulations, legislation and potential changes thereto;
•	A reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•	Increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•	Limitations on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations; and

•	Other risks described herein and in the other reports and statements we file with the SEC.

The Company disclaims any obligation to revise or update any forward-looking statements contained in this quarterly report on Form 10-Q to reflect future events or developments.

Overview

The following discussion reviews the Company's financial condition at June 30, 2017 and at December 31, 2016 and the results of operations for the three and six month periods ended June 30, 2017 and 2016. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other period.

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

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The most significant accounting policies followed by the Company are presented in FSB Bancorp's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2017. These policies, along with the disclosures presented in the other financial statement notes filed with (the “SEC”) and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, involve the most complex subjective decisions or assessments including our policies with respect to our allowance for loan losses, deferred tax assets and the estimation of fair values for accounting and disclosure purposes. These areas could be the most subject to revision as new information becomes available.

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

Comparison of Financial Condition at June 30, 2017 and at December 31, 2016

Total Assets. Total assets increased $17.4 million, or 6.4%, to $291.1 million at June 30, 2017 from $273.7 million at December 31, 2016, primarily due to increases in net loans receivable, cash and cash equivalents, and securities available-for-sale, partially offset by a decrease in securities held-to-maturity.

Cash and cash equivalents, primarily interest-earning deposits at the Federal Reserve Bank and the Federal Home Loan Bank, increased by $822,000, or 11.1%, to $8.2 million at June 30, 2017 from $7.4 million at December 31, 2016.

Net loans receivable increased $15.9 million, or 7.0%, to $242.1 million at June 30, 2017 from $226.2 million at December 31, 2016. The Bank continues to focus on loan production as we continue to grow our one-to four-family residential mortgage, construction, and commercial loan portfolios at a measured pace while still maintaining our strong credit quality and strict underwriting standards. One-to four-family residential mortgage loans increased $8.1 million, or 4.3%, to $196.7 million at June 30, 2017 from $188.6 million at December 31, 2016. Construction, primarily residential loans increased $3.7 million, or 59.9%, to $9.8 million at June 30, 2017 from $6.1 million at December 31, 2016. Commercial real estate loans increased $2.2 million, or 25.7%, to $10.6 million at June 30, 2017 from $8.4 million at December 31, 2016. Multi-family residential loans increased $1.1 million, or 21.8%, to $6.2 million at June 30, 2017 from $5.1 million at December 31, 2016. Commercial and industrial loans increased $571,000, or 29.3%, to $2.5 million at June 30, 2017 from $1.9 million at December 31, 2016. We anticipate continued growth in loan production throughout the second half of the year. The Bank originated $49.0 million of residential mortgage loans and sold $31.5 million of such loans in the secondary market as a balance sheet management strategy during the first six months of 2017 to reduce interest rate risk. The Bank sold these loans at a gain of $1.0 million which was recorded in other income. At June 30, 2017, the Bank was servicing $128.1 million in residential mortgage loans sold to third parties and will realize servicing income on these loans as long as they remain outstanding. At June 30, 2017, the Bank had $2.4 million in loans held for sale, comprised of one- to four-family residential fixed rate conventional, FHA, and VA mortgage loans originated and closed by the Bank in the second quarter of 2017 that have been committed for sale in the secondary market, and will be delivered and sold in the third quarter of 2017. Mortgage servicing rights increased $87,000, or 10.8%, to $891,000 at June 30, 2017 compared to $804,000 at December 31, 2016, and are included in other assets on the consolidated balance sheets.

Securities available-for-sale increased by $648,000, or 3.7%, to $18.4 million at June 30, 2017 from $17.7 million at December 31, 2016. The increase was primarily due to purchases of $3.5 million in new securities of U.S. Government and agency obligations and an increase in the fair market value of available-for-sale securities of $29,000, partially offset by calls and principal repayments of $2.8 million and amortization of $54,000 during the first half of 2017.

Securities held-to-maturity decreased $822,000, or 11.1%, to $6.6 million at June 30, 2017 from $7.4 million at December 31, 2016 due to calls and principal repayments of $805,000 and amortization of $17,000 during the first half of 2017.

Deposits and Borrowings. Total deposits increased $18.9 million, or 10.3%, to $201.8 million at June 30, 2017 from $182.9 million at December 31, 2016 primarily due to increases in money market accounts and certificates of deposit to fund our residential and commercial loan growth. Total borrowings from the Federal Home Loan Bank of New York decreased $1.7 million, or 2.9%, to $55.1 million at June 30, 2017 from $56.8 million at December 31, 2016. Long-term borrowings decreased $1.2 million, or 2.3%, to $49.6 million at June 30, 2017 from $50.8 million at December 31, 2016 due to $7.7 million in principal repayments on our amortizing advances and maturities partially offset by new advances of $6.5 million. The Company decreased its short-term borrowings by $500,000, or 8.3%, to $5.5 million at June 30, 2017 compared to $6.0 million at December 31, 2016.

Stockholders’ Equity. Stockholders’ equity increased $296,000, or 0.9%, to $32.2 million at June 30, 2017 from $31.9 million at December 31, 2016. The increase resulted from $251,000 in net income, a decrease of $19,000 in accumulated other comprehensive loss and an increase of $26,000 resulting from the release of ESOP shares from the suspense account.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

General. Net income increased $130,000, or 118.2%, to $240,000 for the quarter ended June 30, 2017 from $110,000 for the quarter ended June 30, 2016. The quarter over quarter increase was attributable to an increase in other income of $233,000 and a $167,000 increase in net interest income, partially offset by increases in other expense of $205,000, provision for income taxes of $50,000, and provision for loan losses of $15,000.

Interest and Dividend Income. Total interest and dividend income increased $284,000, or 12.3%, to $2.6 million for the quarter ended June 30, 2017 from $2.3 million for the quarter ended June 30, 2016. The increase resulted from a $26.0 million increase quarter over quarter in average interest-earning assets, primarily residential mortgage and commercial real estate loans, resulting in a seven basis point increase in the average yield earned on interest-earning assets from 3.69% for the three months ended June 30, 2016 to 3.76% for the three months ended June 30, 2017.

Interest income on loans increased $293,000, or 13.6%, to $2.5 million for the quarter ended June 30, 2017 from $2.2 million for the quarter ended June 30, 2016, reflecting a $29.2 million increase in the average balance of loans to $241.0 million for the three months ended June 30, 2017 from $211.8 million for the three months ended June 30, 2016, partially offset by a one basis point decrease in the average yield earned on loans for the three months ended June 30, 2017 as compared to the same period in 2016. The increase in the average balance of loans was due to our focus on increasing our portfolios of one- to four-family residential mortgages, commercial real estate, and commercial and industrial loans, and to a lesser extent, home equity lines of credit during the three months ended June 30, 2017 as compared to the same period in 2016. The average yield on loans decreased to 4.07% for the three months ended June 30, 2017 from 4.08% for the three months ended June 30, 2016, reflecting decreases in market interest rates on loan products, primarily residential mortgages.

Interest income on taxable investment securities increased $2,000 to $70,000 for the three months ended June 30, 2017 from $68,000 for the three months ended June 30, 2016. The average balance of taxable investment securities increased $1.8 million, or 17.1%, to $12.2 million for the three months ended June 30, 2017 from $10.4 million for the three months ended June 30, 2016. The average yield on taxable investment securities decreased 33 basis points to 2.28% during the quarter ended June 30, 2017 as compared to 2.61% for the quarter ended June 30, 2016 due to new purchases of shorter-term lower yielding investment securities replacing calls of higher yielding investment securities. Interest income on mortgage-backed securities decreased $29,000 to $24,000 for the three months ended June 30, 2017, from $53,000 for the three months ended June 30, 2016, reflecting a decrease in the average yield on mortgage-backed securities of 43 basis points to 1.05% for the three months ended June 30, 2017 from 1.48% for the three months ended June 30, 2016 and a decrease in the average balance of mortgage-backed securities of $5.2 million, or 36.0%, to $9.2 million for the three months ended June 30, 2017 from $14.3 million for the three months ended June 30, 2016. The decrease in average yield on mortgage-backed securities was primarily attributable to faster prepayment speeds on the pools of mortgage-backed securities held in portfolio during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. A portion of the cash flow from these investment and mortgage-backed securities was redeployed to fund loan growth. Interest income on tax-exempt state and municipal securities increased $5,000 to $28,000 for the three months ended June 30, 2017, from $23,000 for the three months ended June 30, 2016. The average balance of state and municipal securities increased by $1.7 million, or 34.6%, from $4.9 million for the three months ended June 30, 2016 to $6.5 million for the three months ended June 30, 2017, partially offset as the average tax equivalent yield decreased by 31 basis points to 2.63% for the three months ended June 30, 2017 from 2.94% for the three months ended June 30, 2016, as higher yielding state and municipal securities matured and were replaced by modestly lower yielding state and municipal securities. Interest income on fed funds sold increased $13,000 to $20,000 for the three months ended June 30, 2017 from $7,000 for the three months ended June 30, 2016. The average yield on fed funds sold increased 62 basis points to 0.89% during the quarter ended June 30, 2017 as compared to 0.27% for the quarter ended June 30, 2016, partially offset by a decrease in the average balance of $1.5 million, or 14.0%, to $8.9 million for the three months ended June 30, 2017 from $10.4 million for the three months ended June 30, 2016.

Total Interest Expense. Total interest expense increased $117,000, or 21.4%, to $663,000 for the quarter ended June 30, 2017 from $546,000 for the quarter ended June 30, 2016. Total interest expense reflected an increase in interest expense on deposits of $62,000 and an increase in interest expense on borrowings of $55,000 when comparing the quarters ended June 30, 2017 and 2016. The total interest expense reflected an increase in the average cost of interest-bearing liabilities of 11 basis points from 0.97% for the three months ended June 30, 2016 to 1.08% for the three months ended June 30, 2017, in addition to an increase of $19.9 million in average interest-bearing liabilities.

Interest expense on deposits increased $62,000, or 16.9%, to $429,000 for the three months ended June 30, 2017 from $367,000 for the three months ended June 30, 2016. The average cost of deposits increased to 0.93% for the three months ended June 30, 2017 from 0.81% for the three months ended June 30, 2016, primarily reflecting higher average balances on a promotional money market account offering during the second quarter of 2017. The average balance of deposits increased $4.9 million, or 2.7%, from $180.6 million for the three months ended June 30, 2016 to $185.4 million for the three months ended June 30, 2017. The average cost of certificates of deposit (including individual retirement accounts) increased to 1.31% for the three months ended June 30, 2017 from 1.23% for the three months ended June 30, 2016, partially offset by a decrease in the average balance of these accounts by $4.4 million to $95.3 million for the three months ended June 30, 2017 from $99.7 million for the three months ended June 30, 2016. The average balance of transaction accounts, our core non-time deposit accounts, increased by $6.2 million to $98.8 million for the three months ended June 30, 2017 from $92.6 million for the three months ended June 30, 2016, along with an increase in the average cost of transaction accounts of 21 basis points to 0.47% for the three months ended June 30, 2017 from 0.26% for the three months ended June 30, 2016 primarily due to promotional money market accounts.

At June 30, 2017, we had $36.7 million of certificates of deposit, including individual retirement accounts, scheduled to mature throughout the remainder of 2017. Based on current market interest rates, we expect that the cost of these deposits upon renewal will be at a similar cost to us as their current contractual rates.

Interest expense on borrowings increased $55,000 from $179,000 for the quarter ended June 30, 2016 to $234,000 for the quarter ended June 30, 2017, due to a $15.1 million increase in our average balance of borrowings with the Federal Home Loan Bank from $45.5 million for the three months ended June 30, 2016 compared to $60.6 million for the three months ended June 30, 2017, partially offset by a decrease in the average cost of these funds from 1.58% for the three months ended June 30, 2016 to 1.55% for the three months ended June 30, 2017. The decrease in the average cost of borrowings was primarily due to management’s decision to increase short-term borrowings.

Net Interest Income. Net interest income increased $167,000, or 9.5%, to $1.9 million for the quarter ended June 30, 2017 as compared to $1.8 million for the quarter ended June 30, 2016. Net interest income increased primarily due to an increase of $6.1 million in net interest-earning assets to $31.8 million for the quarter ended June 30, 2017 from $25.8 million for the same period in 2016. Our net interest rate spread decreased four basis points to 2.68% for the quarter ended June 30, 2017 compared to 2.72% for the quarter ended June 30, 2016. There was an increase in the average cost of our interest-bearing liabilities of 11 basis points from 0.97% for the three months ended June 30, 2016 to 1.08% for the three months ended June 30, 2017, partially offset by a seven basis point increase in the average yield on our interest-earning assets to 3.76% for the three months ended June 30, 2017 from 3.69% for the three months ended June 30, 2016. Our net interest margin decreased two basis points from 2.82% during the three months ended June 30, 2016 to 2.80% during the three months ended June 30, 2017.

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

Based on our evaluation of the above factors, we recorded a $60,000 provision for loan losses for the quarter ended June 30, 2017, compared to a $45,000 provision for loan losses recorded for the quarter ended June 30, 2016. The increase in the three months ended June 30, 2017 was the result of additional general provisions deemed necessary to support an increased balance of loans receivable, primarily one- to four-family residential real estate and commercial real estate, and to a lesser extent, multi-family residential real estate, home equity lines of credit, and commercial and industrial loans, as well as a potentially weaker economy. The allowance for loan losses was $1.1 million, or 0.46% of net loans outstanding at June 30, 2017 compared to $900,000, or 0.43% of net loans outstanding, at June 30, 2016.

Other Income. Other income increased by $233,000, or 28.5%, to $1.1 million for the three months ended June 30, 2017 compared to $819,000 for the three months ended June 30, 2016. The increase in other income was primarily due to increases in realized gains on sales of loans, fee income, and mortgage fee income. Realized gains on sales of loans increased $179,000, or 35.0%, to $691,000 for the three months ended June 30, 2017 from $512,000 for the three months ended June 30, 2016. The increase in realized gains on sales of loans was primarily attributable to additional volume of mortgage loans sold in the second quarter of 2017 compared to the second quarter of 2016. Fee income from Fairport Wealth Management, the non-deposit investment subsidiary of Fairport Savings Bank, increased by $34,000, or 100.0%, to $68,000 for the three months ended June 30, 2017 compared to $34,000 for the three months ended June 30, 2016 due to higher revenue from an increase in the volume of non-deposit investment product sales. Mortgage fee income increased $21,000, or 11.9%, to $197,000 for the three months ended June 30, 2017 from $176,000 for the three months ended June 30, 2016 due to an increase in loan servicing fees from selling additional loans servicing retained in the second quarter of 2017.

Other Expense. Other expense increased $205,000, or 8.6%, to $2.6 million for the three months ended June 30, 2017 from $2.4 million for the three months ended June 30, 2016. The increase in other expense was primarily attributable to increases in salaries and employee benefits of $119,000, miscellaneous other expense of $92,000, data processing costs of $42,000, and advertising of $26,000, partially offset by a decrease in mortgage fees and taxes of $75,000. Salaries and employee benefits increased $119,000, or 8.1%, to $1.6 million for the three months ended June 30, 2017 from $1.5 million for the three months ended June 30, 2016 primarily due to annual merit increases for existing staff and the increased salary and commission costs associated with additional processing and mortgage origination staff as a result of mortgage loan growth. Miscellaneous other expense increased $92,000, or 53.2%, to $265,000 for the three months ended June 30, 2017 from $173,000 for the three months ended June 30, 2016 due to additional costs related to legal expense and professional services associated with becoming an SEC reporting company in the second half of 2016. Data processing costs increased $42,000, or 89.4%, to $89,000 for the three months ended June 30, 2017 from $47,000 for the three months ended June 30, 2016 primarily due to the additional expense associated with the conversion of our core processing system from in-house hosting to data center hosting in the third quarter of 2016. Advertising increased $26,000, or 104.0%, to $51,000 for the three months ended June 30, 2017 from $25,000 for the three months ended June 30, 2016 due to a promotional deposit gathering campaign strategically focused on branch deposit growth in 2017. Mortgage fees and taxes decreased $75,000, or 61.5%, to $47,000 for the three months ended June 30, 2017 compared to $122,000 for the three months ended June 30, 2016 due to a recent change in New York State tax law which allowed for a refundable tax credit for mortgage recording tax expensed. Under New York law, a bank that paid special additional mortgage recording tax (“SAMRT”) on residential mortgages in any tax year beginning on or after January 1, 2015, may elect to treat the unused portion of the SAMRT credit on those mortgages as an overpayment of tax to be carried or refunded. Previously, any unused credits were only eligible to be carried forward to future years.

Income Taxes. Income tax expense increased $50,000, or 119.1%, to $92,000 for the three months ended June 30, 2017 from $42,000 for the three months ended June 30, 2016. The increase in income tax expense for the three months ended June 30, 2017 as compared to the same period in 2016 was due to higher income before income taxes. The effective tax rate was 27.7% for the three months ended June 30, 2017 compared to 27.6% for the three months ended June 30, 2016.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

General. Net income increased $64,000, or 34.2%, to $251,000 for the six months ended June 30, 2017 from $187,000 for the six months ended June 30, 2016. The year over year six month increase was attributable to increases in net interest income of $341,000 and other income of $198,000, partially offset by increases in other expense of $423,000, provision for income taxes of $30,000, and provision for loan losses of $22,000.

Interest and Dividend Income. Total interest and dividend income increased $503,000, or 11.0%, to $5.1 million for the six months ended June 30, 2017 from $4.6 million for the six months ended June 30, 2016. The increase resulted from a $22.8 million year over year six month increase in average interest-earning assets, primarily residential mortgage and commercial real estate loans, resulting in a seven basis point increase in the average yield earned on interest-earning assets from 3.70% for the six months ended June 30, 2016 to 3.77% for the six months ended June 30, 2017.

Interest income on loans increased $563,000, or 13.3%, to $4.8 million for the six months ended June 30, 2017 from $4.2 million for the six months ended June 30, 2016, reflecting a $28.3 million increase in the average balance of loans to $237.5 million for the six months ended June 30, 2017 from $209.1 million for the six months ended June 30, 2016, partially offset by a one basis point decrease in the average yield earned on loans for the six months ended June 30, 2017 as compared to the same period in 2016. The increase in the average balance of loans was due to our focus on increasing our portfolios of one- to four-family residential mortgages, commercial real estate, and commercial and industrial loans, and to a lesser extent, home equity lines of credit during the six months ended June 30, 2017 as compared to the same period in 2016. The average yield on loans decreased to 4.05% for the six months ended June 30, 2017 from 4.06% for the six months ended June 30, 2016, reflecting decreases in market interest rates on loan products, primarily residential mortgages.

Interest income on taxable investment securities decreased $27,000 to $139,000 for the six months ended June 30, 2017 from $166,000 for the six months ended June 30, 2016. The average balance of taxable investment securities decreased $573,000, or 4.7%, to $11.7 million for the six months ended June 30, 2017 from $12.3 million for the six months ended June 30, 2016. The average yield on taxable investment securities decreased 34 basis points to 2.37% for the six months ended June 30, 2017 as compared to 2.71% for the six months ended June 30, 2016 due to new purchases of shorter-term lower yielding investment securities replacing calls of higher yielding investment securities. Interest income on mortgage-backed securities decreased $57,000 to $54,000 for the six months ended June 30, 2017, from $111,000 for the six months ended June 30, 2016, reflecting a decrease in the average yield on mortgage-backed securities of 37 basis points to 1.13% for the six months ended June 30, 2017 from 1.50% for the six months ended June 30, 2016 and a decrease in the average balance of mortgage-backed securities of $5.1 million, or 34.8%, to $9.6 million for the six months ended June 30, 2017 from $14.7 million for the six months ended June 30, 2016. The decrease in average yield on mortgage-backed securities was primarily attributable to faster prepayment speeds on the pools of mortgage-backed securities held in portfolio during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. A portion of the cash flow from these investment and mortgage-backed securities was redeployed to fund loan growth. Interest income on tax-exempt state and municipal securities increased $11,000 to $57,000 for the six months ended June 30, 2017, from $46,000 for the six months ended June 30, 2016. The average balance of state and municipal securities increased by $1.9 million, or 39.0%, from $4.8 million for the six months ended June 30, 2016 to $6.6 million for the six months ended June 30, 2017, partially offset as the average tax equivalent yield decreased by 33 basis points to 2.63% for the six months ended June 30, 2017 from 2.96% for the six months ended June 30, 2016, as higher yielding state and municipal securities matured and were replaced by modestly lower yielding state and municipal securities. Interest income on fed funds sold increased $13,000 to $24,000 for the six months ended June 30, 2017 from $11,000 for the six months ended June 30, 2016. The average yield on fed funds sold increased 50 basis points to 0.79% for the six months ended June 30, 2017 as compared to 0.29% for the six months ended June 30, 2016, partially offset by a decrease in the average balance of $1.7 million, or 22.0%, to $6.0 million for the six months ended June 30, 2017 from $7.7 million for the six months ended June 30, 2016.

Total Interest Expense. Total interest expense increased $162,000, or 14.8%, to $1.3 million for the six months ended June 30, 2017 from $1.1 million for the six months ended June 30, 2016. Total interest expense reflected an increase in interest expense on deposits of $71,000 and an increase in interest expense on borrowings of $91,000 when comparing the six months ended June 30, 2017 and 2016. The total interest expense reflected an increase in the average cost of interest-bearing liabilities of eight basis points from 0.97% for the six months ended June 30, 2016 to 1.05% for the six months ended June 30, 2017, in addition to an increase of $14.7 million in average interest-bearing liabilities.

Interest expense on deposits increased $71,000, or 9.7%, to $800,000 for the six months ended June 30, 2017 from $729,000 for the six months ended June 30, 2016. The average cost of deposits increased to 0.89% for the six months ended June 30, 2017 from 0.81% for the six months ended June 30, 2016, primarily reflecting higher average balances on a promotional money market account offering during the first half of 2017. The average balance of deposits increased $885,000, or 0.5%, from $179.0 million for the six months ended June 30, 2016 to $179.9 million for the six months ended June 30, 2017. The average cost of certificates of deposit (including individual retirement accounts) increased to 1.27% for the six months ended June 30, 2017 from 1.22% for the six months ended June 30, 2016. The average balance of certificates of deposit (including individual retirement accounts) decreased by $8.3 million to $92.1 million for the six months ended June 30, 2017 from $100.4 million for the six months ended June 30, 2016. The average balance of transaction accounts, our core non-time deposit accounts, increased by $8.1 million to $96.1 million for the six months ended June 30, 2017 from $88.0 million for the six months ended June 30, 2016, along with an increase in the average cost of transaction accounts of 19 basis points to 0.45% for the six months ended June 30, 2017 from 0.26% for the six months ended June 30, 2016 primarily due to promotional money market accounts.

Interest expense on borrowings increased $91,000 from $363,000 for the six months ended June 30, 2016 to $454,000 for the six months ended June 30, 2017, due to a $13.8 million increase in our average balance of borrowings with the Federal Home Loan Bank from $46.0 million for the six months ended June 30, 2016 compared to $59.8 million for the six months ended June 30, 2017, partially offset by a decrease in the average cost of these funds from 1.58% for the six months ended June 30, 2016 to 1.52% for the six months ended June 30, 2017. The decrease in the average cost of borrowings was primarily due to management’s decision to increase short-term borrowings due to an increase in money market accounts as a result of the deposit promotion.

Net Interest Income. Net interest income increased $341,000, or 9.8%, to $3.8 million for the six months ended June 30, 2017 as compared to $3.5 million for the six months ended June 30, 2016. Net interest income increased primarily due to an increase of $8.1 million in net interest-earning assets to $31.7 million for the six months ended June 30, 2017 from $23.5 million for the same period in 2016. Our net interest rate spread decreased one basis point to 2.72% for the six months ended June 30, 2017 compared to 2.73% for the six months ended June 30, 2016. There was an increase in the average yield on our interest-earning assets of seven basis points from 3.70% for the six months ended June 30, 2016 to 3.77% for the six months ended June 30, 2017, partially offset by an eight basis point increase in the average cost of interest-bearing liabilities to 1.05% for the six months ended June 30, 2017 from 0.97% for the six months ended June 30, 2016. Our net interest margin increased three basis points from 2.82% during the six months ended June 30, 2016 to 2.85% during the six months ended June 30, 2017.

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

Based on our evaluation of the above factors, we recorded a $112,000 provision for loan losses for the six months ended June 30, 2017, compared to a $90,000 provision for loan losses recorded for the six months ended June 30, 2016. The increase in the six months ended June 30, 2017 was the result of additional general provisions deemed necessary to support an increased balance of loans receivable, primarily one- to four-family residential real estate and commercial real estate, and to a lesser extent, multi-family residential real estate, home equity lines of credit, and commercial and industrial loans, as well as a potentially weaker economy. The allowance for loan losses was $1.1 million, or 0.46% of net loans outstanding at June 30, 2017 compared to $900,000, or 0.43% of net loans outstanding, at June 30, 2016.

Other Income. Other income increased by $198,000, or 13.3%, to $1.7 million for the six months ended June 30, 2017 compared to $1.5 million for the six months ended June 30, 2016. The increase in other income was primarily due to realized gains on sales of loans and mortgage fee income. Realized gains on sales of loans increased $157,000, or 18.3%, to $1.0 million for the six months ended June 30, 2017 from $860,000 for the six months ended June 30, 2016. The increase in realized gains on sales of loans was primarily attributable to additional volume of mortgage loans sold in the first half of 2017 compared to the same period in 2016. Mortgage fee income increased $23,000, or 6.7%, to $369,000 for the six months ended June 30, 2017 from $346,000 for the six months ended June 30, 2016 due to an increase in loan servicing fees from selling additional loans servicing retained in the first half of 2017.

Other Expense. Other expense increased $423,000, or 9.1%, to $5.1 million for the six months ended June 30, 2017 from $4.7 million for the six months ended June 30, 2016. The increase in other expense was primarily attributable to increases in salaries and employee benefits of $287,000, miscellaneous other expense of $170,000, data processing costs of $73,000, and advertising of $39,000, partially offset by a decrease in mortgage fees and taxes of $142,000. Salaries and employee benefits increased $287,000, or 10.2%, to $3.1 million for the six months ended June 30, 2017 from $2.8 million for the six months ended June 30, 2016 primarily due to annual merit increases for existing staff and the increased salary and commission costs associated with additional processing and mortgage origination staff as a result of mortgage loan growth. Miscellaneous other expense increased $170,000, or 48.6%, to $520,000 for the six months ended June 30, 2017 from $350,000 for the six months ended June 30, 2016 due to additional costs related to legal expense and professional services associated with becoming an SEC reporting company in the second half of 2016. Data processing costs increased $73,000, or 75.3%, to $170,000 for the six months ended June 30, 2017 from $97,000 for the six months ended June 30, 2016 primarily due to the additional expense associated with the conversion of our core processing system from in-house hosting to data center hosting in the third quarter of 2016. Advertising increased $39,000, or 70.9%, to $94,000 for the six months ended June 30, 2017 from $55,000 for the six months ended June 30, 2016 due to a promotional deposit gathering campaign strategically focused on branch deposit growth in 2017. Mortgage fees and taxes decreased $142,000, or 66.7%, to $71,000 for the six months ended June 30, 2017 compared to $213,000 for the six months ended June 30, 2016 due to a recent change in New York State tax law which allowed for a refundable tax credit for mortgage recording tax expensed. Under New York law, a bank that paid special additional mortgage recording tax (“SAMRT”) on residential mortgages in any tax year beginning on or after January 1, 2015, may elect to treat the unused portion of the SAMRT credit on those mortgages as an overpayment of tax to be carried or refunded. Previously, any unused credits were only eligible to be carried forward to future years.

Income Taxes. Income tax expense increased $30,000, or 88.2%, from $34,000 for the six months ended June 30, 2016 to $64,000 for the six months ended June 30, 2017. The increase in income tax expense in the six months ended June 30, 2017 as compared to the same period in 2016 was due to higher income before income taxes. The effective tax rate was 20.3% for the six months ended June 30, 2017 compared to 15.4% for the six months ended June 30, 2016.

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

	For the three months ended June 30,
	2017			2016
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost(5)	Balance	Interest	Cost(5)
Interest-earning assets:
Loans	$240,960	$2,454	4.07%	$211,807	$2,161	4.08%
Federal funds sold	8,925	20	0.89	10,380	7	0.27
Taxable investment securities	12,217	70	2.28	10,433	68	2.61
Mortgage-backed securities	9,168	24	1.05	14,325	53	1.48
State and municipal securities(1)	6,537	43	2.63	4,855	36	2.94
Total interest-earning assets	$277,807	$2,611	3.76%	$251,800	$2,325	3.69%
Noninterest-earning assets:
Other assets	$10,747			$9,946
Total assets	$288,554			$261,746
Interest-bearing liabilities:
NOW accounts	$28,991	$22	0.30%	$28,551	$20	0.28%
Passbook savings	27,554	27	0.39	28,249	24	0.35
Money market savings	33,604	69	0.82	24,059	17	0.28
Individual retirement accounts	7,056	18	1.04	7,481	16	0.86
Certificates of deposit	88,235	293	1.33	92,247	290	1.26
Federal Home Loan Bank advances	60,552	234	1.55	45,457	179	1.58
Total interest-bearing liabilities	$245,992	$663	1.08%	$226,044	$546	0.97%
Noninterest-bearing liabilities:
Demand deposits	$8,638			$11,736
Other liabilities	1,785			1,901
Total liabilities	$256,415			$239,681
Stockholders' equity	$32,139			$22,065
Total liabilities & stockholders' equity	$288,554			$261,746
Net interest income		$1,948			$1,779
Interest rate spread(2)			2.68%			2.72%
Net interest-earning assets(3)	$31,815			$25,756
Net interest margin(4)		2.80%			2.82%
Ratio of average interest-earning assets to average interest-bearing liabilities	112.93%			111.39%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 34% federal tax rate. The unadjusted average yield on tax-exempt securities was 1.74% and 1.94% for the quarters ended June 30, 2017 and 2016, respectively. The unadjusted interest income on tax-exempt securities was $28,000 and $23,000 for the quarters ended June 30, 2017 and 2016, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

(5) Annualized.

	For the six months ended June 30,
	2017			2016
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost(5)	Balance	Interest	Cost(5)
Interest-earning assets:
Loans	$237,450	$4,808	4.05%	$209,103	$4,245	4.06%
Federal funds sold	6,039	24	0.79	7,746	11	0.29
Taxable investment securities	11,685	139	2.37	12,258	166	2.71
Mortgage-backed securities	9,601	54	1.13	14,731	111	1.50
State and municipal securities(1)	6,604	87	2.63	4,752	70	2.96
Total interest-earning assets	$271,379	$5,112	3.77%	$248,590	$4,603	3.70%
Noninterest-earning assets:
Other assets	$10,755			$9,754
Total assets	$282,134			$258,344
Interest-bearing liabilities:
NOW accounts	$28,626	$42	0.29%	$27,680	$33	0.24%
Passbook savings	26,699	45	0.34	27,369	48	0.35
Money market savings	32,477	130	0.80	23,577	33	0.28
Individual retirement accounts	7,046	34	0.97	7,706	35	0.91
Certificates of deposit	85,074	549	1.29	92,704	580	1.25
Federal Home Loan Bank advances	59,803	454	1.52	46,033	363	1.58
Total interest-bearing liabilities	$239,725	$1,254	1.05%	$225,069	$1,092	0.97%
Noninterest-bearing liabilities:
Demand deposits	$8,256			$9,334
Other liabilities	2,019			1,861
Total liabilities	$250,000			$236,264
Stockholders' equity	$32,134			$22,080
Total liabilities & stockholders' equity	$282,134			$258,344
Net interest income		$3,858			$3,511
Interest rate spread(2)			2.72%			2.73%
Net interest-earning assets(3)	$31,654			$23,521
Net interest margin(4)		2.85%			2.82%
Ratio of average interest-earning assets to average interest-bearing liabilities	113.20%			110.45%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 34% federal tax rate. The unadjusted average yield on tax-exempt securities was 1.74% and 1.95% for the six months ended June 30, 2017 and 2016, respectively. The unadjusted interest income on tax-exempt securities was $57,000 and $46,000 for the six months ended June 30, 2017 and 2016, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	Three months ended June 30,
	2017 vs. 2016
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest and dividend income:
Loans	$298	$(5)	$293
Federal funds sold	(1)	14	13
Taxable investment securities	7	(5)	2
Mortgage-backed securities	(17)	(12)	(29)
State and municipal securities(1)	11	(4)	7
Total interest and dividend income	298	(12)	286
Interest expense:
NOW accounts	-	2	2
Passbook savings	-	3	3
Money market savings	9	43	52
Individual retirement accounts	(1)	3	2
Certificates of deposit	(11)	14	3
Federal home loan bank advances	58	(3)	55
Total interest expense	55	62	117
Net change in net interest income	$243	$(74)	$169

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 34% federal tax rate.

	Six months ended June 30,
	2017 vs. 2016
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest and dividend income:
Loans	$573	$(10)	$563
Federal funds sold	(2)	15	13
Taxable investment securities	(8)	(19)	(27)
Mortgage-backed securities	(33)	(24)	(57)
State and municipal securities(1)	24	(7)	17
Total interest and dividend income	554	(45)	509
Interest expense:
NOW accounts	1	8	9
Passbook savings	-	(3)	(3)
Money market savings	16	81	97
Individual retirement accounts	(10)	9	(1)
Certificates of deposit	(51)	20	(31)
Federal home loan bank advances	104	(13)	91
Total interest expense	60	102	162
Net change in net interest income	$494	$(147)	$347

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 34% federal tax rate.

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of nonperforming assets at the indicated dates:

	June 30,	December 31,	June 30,
(Dollars In thousands)	2017	2016	2016
Nonaccrual loans:
Residential mortgage loans	$37	$-	$118
Home equity lines of credit	-	-	18
Other loans	-	-	-
Total nonaccrual loans	37	-	136
Total nonperforming loans	37	-	136
Total nonperforming assets	$37	$-	$136

Nonperforming loans to total loans	0.02%	0.00%	0.06%
Nonperforming assets to total assets	0.01%	0.00%	0.05%

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

As indicated in the table above, nonperforming assets at June 30, 2017 were $37,000, an increase of $37,000 from the $0 balance reported at December 31, 2016. At June 30, 2017, the Company had one non-performing residential mortgage for $37,000 and at December 31, 2016, the Company had no non-performing loans. At June 30, 2016, the Company had one non-performing residential mortgage loan for $89,000, one non-performing home equity line of credit for $18,000, and one non-performing home equity loan for $29,000. At the dates indicated above, the Company had no foreclosed real estate.

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the balance sheet. The allowance for loan losses was $1.1 million and $990,000 at June 30, 2017 and December 31, 2016, respectively. The Company reported an increase in the ratio of the allowance for loan losses to gross loans to 0.46% at June 30, 2017 as compared to 0.44% at December 31, 2016. Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of June 30, 2017.

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

At June 30, 2017 and December 31, 2016, the Company did not have loans which were deemed to be impaired.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting. Management has identified potential problem loans totaling $2.3 million as of June 30, 2017 as compared to $1.8 million at December 31, 2016. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired. Total potential problem loans increased between these two dates, as the Company reported an increase of $465,000 in loans rated substandard. The increase in loans classified as substandard was due to three residential mortgage loans which were newly categorized as such during the six months ended June 30, 2017. These loans were not criticized as of December 31, 2016. Based on current information available at June 30, 2017, these loans were re-evaluated for their range of potential losses and reclassified accordingly.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included in our consolidated financial statements.

Our primary sources of funds consist of deposit inflows, loan repayments, borrowings from the Federal Home Loan Bank of New York, maturities and principal repayments of securities, and loan and securities sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 20.0% or greater. For the quarter ended June 30, 2017, our liquidity ratio averaged 33.3%. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2017.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits, short and intermediate-term securities and federal funds sold. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2017, cash and cash equivalents totaled $8.2 million.

At June 30, 2017, we had $28.4 million in loan commitments outstanding. In addition to commitments to originate loans, we had $17.5 million in unused lines of credit outstanding to borrowers. Certificates of deposit (including individual retirement accounts comprised solely of certificates of deposit), due within one year of June 30, 2017 totaled $65.9 million, or 66.4% of our certificates of deposit (including individual retirement accounts) and 32.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, and Federal Home Loan Bank borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing certificates of deposit due on or before June 30, 2018. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provides an additional source of funds. Federal Home Loan Bank borrowings decreased by $1.7 million, to $55.1 million at June 30, 2017, from $56.8 million at December 31, 2016. At June 30, 2017, we had the ability to borrow approximately $156.4 million from the Federal Home Loan Bank of New York, of which $55.1 million had been advanced.

We also have a repurchase agreement with Raymond James Financial providing an additional $10.0 million in liquidity.  Funds obtained under the repurchase agreement are secured by our U.S Government and agency obligations.  There were no advances outstanding under the repurchase agreement at June 30, 2017 or December 31, 2016.

Capital

Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2017, Fairport Savings Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. For 2017, the capital conservation buffer requirement is 1.25% of risk-weighted assets.

Fairport Savings Bank’s capital amounts and ratios as of the indicated dates are presented in the following table.

					Minimum
					To Be "Well-
			Minimum		Capitalized"		Well-Capitalized
			For Capital		Under Prompt		With Buffer, Fully
	Actual		Adequacy Purposes		Corrective Provisions		Phased in for 2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017
Total Core Capital (to Risk-Weighted Assets)	$29,609	17.15%	≥$13,811	≥8.0%	≥$17,264	≥10.0%	≥$18,127	≥10.5%
Tier 1 Capital (to Risk-Weighted Assets)	28,507	16.51	≥10,358	≥6.0	≥13,811	≥8.0	≥14,674	≥8.5
Tier 1 Common Equity (to Risk-Weighted Assets)	28,507	16.51	≥7,769	≥4.5	≥11,222	≥6.5	≥12,085	≥7.0
Tier 1 Capital (to Assets)	28,507	10.00	≥11,408	≥4.0	≥14,260	≥5.0	≥14,260	≥5.0
As of December 31, 2016:
Total Core Capital (to Risk-Weighted Assets)	$29,264	18.45%	≥$12,689	≥8.0%	≥$15,861	≥10.0%	≥$16,654	≥10.5%
Tier 1 Capital (to Risk-Weighted Assets)	28,274	17.83	≥9,516	≥6.0	≥12,689	≥8.0	≥13,482	≥8.5
Tier 1 Common Equity (to Risk-Weighted Assets)	28,274	17.83	≥7,137	≥4.5	≥10,309	≥6.5	≥11,102	≥7.0
Tier 1 Capital (to Assets)	28,274	10.70	≥10,572	≥4.0	≥13,214	≥5.0	≥13,214	≥5.0

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

At June 30, 2017 and December 31, 2016, we had $22.1 million and $15.2 million, respectively, of commitments to grant loans, $6.3 million and $5.0 million, respectively, of unadvanced portion of construction loans, and $17.5 million and $17.6 million, respectively, of unfunded commitments under lines of credit. We had two commercial letters of credit for $221,000 at June 30, 2017 and two commercial letters of credit for $110,000 at December 31, 2016.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of June 30, 2017, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101	The following materials from FSB Bancorp, Inc. Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FSB BANCORP, INC.
(registrant)

August 11, 2017	/s/ Dana C. Gavenda
Dana C. Gavenda
President and Chief Executive Officer

August 11, 2017	/s/ Kevin D. Maroney
Kevin D. Maroney
Chief Financial Officer and Chief Operating Officer

- 43 -