Form 10-Q
period 2017-09-30
FSB Bancorp, Inc.
filed 2017-11-13
CIK 1667939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 10, 2017, there were 1,935,453 shares issued and outstanding of the registrant’s common stock.

FSB BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

FSB Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2017	2016
ASSETS:
Cash and due from banks	$1,409	$1,634
Interest earning demand deposits	5,542	5,773
Total cash and cash equivalents	6,951	7,407
Available-for-sale securities, at fair value	19,053	17,747
Held-to-maturity securities, at amortized cost (fair value of $6,959 and $7,384, respectively)	6,919	7,420
Investment in restricted stock, at cost	3,498	2,886
Loans held for sale	4,180	2,059
Loans	254,291	227,182
Less: Allowance for loan losses	(1,186)	(990)
Loans receivable, net	253,105	226,192
Bank owned life insurance	3,743	3,696
Accrued interest receivable	798	652
Premises and equipment, net	3,172	3,175
Other assets	3,165	2,487
Total assets	$304,584	$273,721

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Non-interest bearing	$8,016	$8,423
Interest bearing	191,537	174,511
Total deposits	199,553	182,934
Short-term borrowings	14,500	6,000
Long-term borrowings	55,023	50,813
Official bank checks	2,675	318
Other liabilities	1,520	1,797
Total liabilities	273,271	241,862
Stockholders' equity:
Preferred stock – par value $0.01; 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.01; 50,000,000 authorized shares; 1,872,753 and 1,941,688 shares issued and outstanding, respectively	18	19
Paid-in capital	15,314	16,352
Retained earnings	16,376	15,923
Accumulated other comprehensive loss	(71)	(85)
Unearned ESOP shares, at cost	(324)	(350)
Total stockholders’ equity	31,313	31,859
Total liabilities and stockholders’ equity	$304,584	$273,721

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	September 30, 2017	September 30, 2016
Interest and dividend income:
Loans, including fees	$2,621	$2,221
Securities:
Taxable	80	52
Tax-exempt	27	25
Mortgage-backed securities	26	50
Other	11	10
Total interest and dividend income	2,765	2,358
Interest expense:
Interest on deposits	482	348
Interest on short-term borrowings	23	1
Interest on long-term borrowings	218	165
Total interest expense	723	514
Net interest income	2,042	1,844
Provision for loan losses	84	45
Net interest income after provision for loan losses	1,958	1,799
Other income:
Service fees	43	45
Fee income	34	35
Realized gain on sale of securities	-	36
Increase in cash surrender value of bank owned life insurance	16	17
Realized gain on sale of loans	650	749
Mortgage fee income	244	240
Other	44	40
Total other income	1,031	1,162
Other expense:
Salaries and employee benefits	1,712	1,626
Occupancy	273	248
Data processing costs	80	52
Advertising	28	28
Equipment	135	153
Electronic banking	29	27
Directors’ fees	65	65
Mortgage fees and taxes	43	123
FDIC premium expense	25	42
Audits and tax services	44	48
Other	243	207
Total other expenses	2,677	2,619
Income before income taxes	312	342
Provision for income taxes	110	90
Net income	$202	$252
Earnings per common share – basic	$0.11	$0.13

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the nine	For the nine
	months ended	months ended
(In thousands, except per share data)	September 30, 2017	September 30, 2016
Interest and dividend income:
Loans, including fees	$7,429	$6,466
Securities:
Taxable	219	218
Tax-exempt	84	71
Mortgage-backed securities	80	161
Other	35	21
Total interest and dividend income	7,847	6,937
Interest expense:
Interest on deposits	1,282	1,077
Interest on short-term borrowings	64	1
Interest on long-term borrowings	631	528
Total interest expense	1,977	1,606
Net interest income	5,870	5,331
Provision for loan losses	196	135
Net interest income after provision for loan losses	5,674	5,196
Other income:
Service fees	121	116
Fee income	137	135
Realized gain on sale of securities	-	36
Increase in cash surrender value of bank owned life insurance	47	50
Realized gain on sale of loans	1,667	1,609
Mortgage fee income	613	586
Other	134	120
Total other income	2,719	2,652
Other expense:
Salaries and employee benefits	4,825	4,452
Occupancy	801	747
Data processing costs	250	149
Advertising	122	83
Equipment	418	451
Electronic banking	64	83
Directors’ fees	195	188
Mortgage fees and taxes	114	336
FDIC premium expense	77	127
Audits and tax services	137	112
Other	763	557
Total other expenses	7,766	7,285
Income before income taxes	627	563
Provision for income taxes	174	124
Net income	$453	$439
Earnings per common share – basic	$0.24	$0.23

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended
(In thousands)	September 30, 2017	September 30, 2016
Net Income	$202	$252

Other Comprehensive Income (Loss)

Unrealized holding losses on available-for-sale securities
Unrealized holding losses arising during the period	(8)	(45)
Reclassification adjustment for net gains included in net income on securities available-for-sale	-	(24)
Reclassification adjustment for net gains included in net income on securities held-to-maturity	-	(12)
Net unrealized loss on available for sale securities	(8)	(81)

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	-	68

Other comprehensive loss, before tax	(8)	(13)
Tax effect	(3)	(5)
Other comprehensive loss, net of tax	(5)	(8)
Comprehensive income	$197	$244

Tax Effect Allocated to Each Component of Other Comprehensive Income
Unrealized holding gains arising during the period	$3	$16
Reclassification adjustment for net gains included in net income on securities available-for-sale	-	8
Reclassification adjustment for net gains included in net income on securities held-to-maturity	-	4
Accretion of net unrealized loss on securities transferred to held-to-maturity	-	(23)
Income tax effect related to other comprehensive income (loss)	$3	$5

The accompanying notes are an integral part of the consolidated financial statements.

(1)	The accretion of the unrealized holding losses in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and the fair value of the investment securities at the date of transfer, and is an adjustment of yield.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the nine months ended
(In thousands)	September 30, 2017	September 30, 2016
Net Income	$453	$439

Other Comprehensive Income

Unrealized holding gains on available-for-sale securities
Unrealized holding gains arising during the period	21	75
Reclassification adjustment for net gains included in net income on securities available-for-sale	-	(24)
Reclassification adjustment for net gains included in net income on securities held-to-maturity	-	(12)
Net unrealized gains on available for sale securities	21	39

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	-	323

Other comprehensive income, before tax	21	362
Tax effect	7	128
Other comprehensive income, net of tax	14	234
Comprehensive income	$467	$673

Tax Effect Allocated to Each Component of Other Comprehensive Income
Unrealized holding gains arising during the period	$(7)	$(25)
Reclassification adjustment for net gains included in net income on securities available-for-sale	-	8
Reclassification adjustment for net gains included in net income on securities held-to-maturity	-	4
Accretion of net unrealized loss on securities transferred to held-to-maturity	-	(115)
Income tax effect related to other comprehensive income	$(7)	$(128)

The accompanying notes are an integral part of the consolidated financial statements.

(1)	The accretion of the unrealized holding losses in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and the fair value of the investment securities at the date of transfer, and is an adjustment of yield.

FSB Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated Other
	Common	Paid in	Retained	Comprehensive	Treasury	Unearned
(In thousands, except share and per share data)	Stock	Capital	Earnings	Income (Loss)	Stock	ESOP	Total

Balance, January 1, 2017	$19	$16,352	$15,923	$(85)	$-	$(350)	$31,859

Net income	-	-	453	-	-	-	453

Other comprehensive income, net of tax	-	-	-	14	-	-	14

ESOP shares committed to be released	-	13	-	-	-	26	39

Effect of stock repurchase plan	(1)	(1,051)	-	-	-	-	(1,052)

Balance, September 30, 2017	$18	$15,314	$16,376	$(71)	$-	$(324)	$31,313

Balance, January 1, 2016	$179	$7,239	$14,985	$(212)	$(46)	$(385)	$21,760

Net income	-	-	439	-	-	-	439

Other comprehensive income, net of tax	-	-	-	234	-	-	234

ESOP shares committed to be released	-	6	-	-	-	26	32

Proceeds of common stock offering and conversion of existing shares, net of expenses	(159)	9,149	-	-	-	-	8,990

Cancel 5,528 treasury shares	(1)	(45)	-	-	46	-	-

Balance, September 30, 2016	$19	$16,349	$15,424	$22	$-	$(359)	$31,455

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2017	2016
OPERATING ACTIVITIES
Net income	$453	$439
Adjustments to reconcile net income to net cash flows from operating activities:
Net amortization of premiums and accretion of discounts on investments	105	296
Gain on sales of securities	-	(36)
Gain on sale of loans	(1,667)	(1,609)
Proceeds from loans sold	54,668	24,188
Loans originated for sale	(55,122)	(24,301)
Amortization of net deferred loan origination costs	339	174
Depreciation and amortization	334	332
Provision for loan losses	196	135
Expense related to ESOP	39	32
Deferred income tax benefit	(98)	(120)
Earnings on investment in bank owned life insurance	(47)	(50)
(Increase) Decrease in accrued interest receivable	(146)	13
Increase in other assets	(677)	(273)
(Decrease) Increase in other liabilities	(186)	293
Net cash flows from operating activities	(1,809)	(487)
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(7,533)	(11,579)
Proceeds from maturities and calls of securities available-for-sale	3,500	9,096
Proceeds from sales of securities available-for-sale	-	2,213
Proceeds from principal paydowns on securities available-for-sale	2,667	2,572
Purchases of securities held-to-maturity	(335)	(932)
Proceeds from maturities and calls of securities held-to-maturity	715	6,798
Proceeds from sales of securities held-to-maturity	-	393
Proceeds from principal paydowns on securities held-to-maturity	96	351
Net increase in loans	(27,448)	(12,011)
Purchase of restricted stock, net	(612)	(92)
Purchase of premises and equipment	(331)	(665)
Net cash flows from investing activities	(29,281)	(3,856)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	16,619	(7,033)
Proceeds from long-term borrowings	16,500	9,500
Repayments on long-term borrowings	(12,290)	(11,812)
Proceeds from short-term borrowings, net	8,500	4,000
Net increase (decrease) in official bank checks	2,357	(619)
Net proceeds from stock conversion and offering	-	8,990
Effect of stock repurchase plan	(1,052)	-
Net cash flows from financing activities	30,634	3,026
Change in cash and cash equivalents	(456)	(1,317)
Cash and cash equivalents at beginning of period	7,407	6,147
Cash and cash equivalents at end of period	$6,951	$4,830
CASH PAID DURING THE PERIOD FOR:
Interest	$1,962	$1,612
Income taxes	$78	$113

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

In March 2017, the FASB issued an Update (ASU 2017-08) to its guidance on “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) related to premium amortization on purchased callable debt securities. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  Additionally, in the period of adoption, an entity should provide disclosure about a change in accounting principle.  The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

Note 3: Earnings per Common Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to FSB Bancorp, Inc. The Company has not granted any restricted stock awards or stock options during the periods ended September 30, 2017 and 2016, and therefore had no potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

The following tables set forth the calculation of basic earnings per share. Historical share and per share data have been adjusted by the exchange ratio of 1.0884 used in the conversion and offering.

	Three months ended
	September 30,
(In thousands, except per share data)	2017	2016
Basic Earnings Per Common Share
Net income available to common stockholders	$202	$252
Weighted average common shares outstanding	1,892	1,905
Basic earnings per common share	$0.11	$0.13

	Nine months ended
	September 30,
(In thousands, except per share data)	2017	2016
Basic Earnings Per Common Share
Net income available to common stockholders	$453	$439
Weighted average common shares outstanding	1,903	1,899
Basic earnings per common share	$0.24	$0.23

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$10,613	$1	$(75)	$10,539
Mortgage-backed securities – residential	8,547	24	(57)	8,514
Total available-for-sale	$19,160	$25	$(132)	$19,053

Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$649	$10	$-	$659
State and municipal securities	6,270	48	(18)	6,300
Total held-to-maturity	$6,919	$58	$(18)	$6,959

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$8,106	$3	$(110)	$7,999
Mortgage-backed securities – residential	9,769	42	(63)	9,748
Total available-for-sale	$17,875	$45	$(173)	$17,747

Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$745	$13	$-	$758
State and municipal securities	6,675	25	(74)	6,626
Total held-to-maturity	$7,420	$38	$(74)	$7,384

The amortized cost and estimated fair value of debt investments at September 30, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$998	$999
Due after one year through five years	8,608	8,546	3,685	3,698
Due after five years through ten years	1,005	1,007	1,587	1,603
Due after ten years	1,000	986	-	-
Sub-total	$10,613	$10,539	$6,270	$6,300
Mortgage-backed securities – residential	8,547	8,514	649	659
Totals	$19,160	$19,053	$6,919	$6,959

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2017
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
U.S. Government and agency obligations	3	$9	$3,493	5	$66	$6,040	8	$75	$9,533
Mortgage-backed securities - residential	4	24	3,492	3	33	2,478	7	57	5,970
Totals	7	$33	$6,985	8	$99	$8,518	15	$132	$15,503
Held-to-Maturity
Mortgage-backed securities – residential(1)	1	$-	$173	-	$-	$-	1	$-	$173
State and municipal securities	7	5	924	6	13	1,422	13	18	2,346
Totals	8	$5	$1,097	6	$13	$1,422	14	$18	$2,519

	December 31, 2016
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
U.S. Government and agency obligations	6	$110	$6,996	-	$-	$-	6	$110	$6,996
Mortgage-backed securities - residential	3	49	4,441	2	14	987	5	63	5,428
Totals	9	$159	$11,437	2	$14	$987	11	$173	$12,424
Held-to-Maturity
Mortgage-backed securities – residential(1)	1	$-	$178	-	$-	$-	1	$-	$178
State and municipal securities(1)	14	74	4,275	1	-	45	15	74	4,320
Totals	15	$74	$4,453	1	$-	$45	16	$74	$4,498

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

There were 29 securities in an unrealized loss position at September 30, 2017, of which 14 have been in loss positions for a period greater than twelve months and 15 have been in loss positions for a period less than twelve months. This compares to 27 securities in an unrealized loss position at December 31, 2016, of which three had been in loss positions for a period greater than twelve months and 24 had been in loss positions for a period less than twelve months. These issuing entities are currently rated Aaa by Moody’s Investor Services and AA+ by Standard and Poors. Among the 14 securities in loss positions for a period greater than twelve months at September 30, 2017, eight were either direct issuances of, or mortgage-backed securities or collateralized mortgage obligations issued by, the following entities sponsored and guaranteed by the United States Government: GNMA, FNMA, and FHLMC. The remaining six securities that have been in a loss position for a period greater than twelve months were issued by a state or political subdivision, primarily local municipalities. The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired.

Among the 15 securities in an unrealized loss position at September 30, 2017 for less than twelve months, eight were either direct issuances of, or mortgage-backed securities or collateralized mortgage obligations issued by, the following entities sponsored and guaranteed by the United States Government: FNMA, FHLMC, FHLB and FFCB. The remaining seven securities were issued by a state or political subdivision, primarily local municipalities. The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired. The Company does not intend to sell these securities, nor is it more likely than not, that the Company will be required to sell these securities prior to recovery of the amortized cost. The state and municipal securities are general obligation (G.O.) bonds backed by the full faith and credit of local municipalities. There has never been a default of a New York G.O. in the history of the state. Historical performance does not guarantee future performance, but it does indicate that the risk of loss on default of a G.O. municipal bond for the Company is relatively low. All are paying in accordance with their terms with no deferrals of interest or defaults. As such, management does not believe any individual unrealized loss as of September 30, 2017 represents OTTI.

There were no gross realized gains or losses on sales of securities for the three and nine months ended September 30, 2017. There were $24,000 of gross realized gains on sales of securities available-for-sale and $12,000 of gross realized gains on sales of securities held-to-maturity resulting from proceeds of $2.6 million for the three months and nine months ended September 30, 2016. In accordance with accounting guidance, the Company was able to sell securities classified as held-to-maturity after the Company had already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments or to scheduled principal and interest payments on debt securities.

As of September 30, 2017 and December 31, 2016, no securities were pledged to secure public deposits or for any other purpose required or permitted by law.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of investing in, or originating, these types of investments or loans.

Note 5: Loans

Major classifications of loans at the indicated dates are as follows:

	September 30,	December 31,
(In thousands)	2017	2016
Real estate loans:
Secured by one-to-four family residences	$201,711	$188,573
Secured by multi-family residences	8,602	5,103
Construction	10,295	6,134
Commercial real estate	12,728	8,440
Home equity lines of credit	17,690	16,797
Total real estate loans	251,026	225,047
Commercial and industrial loans	3,203	1,947
Other loans	68	75
Total loans	254,297	227,069
Net deferred loan origination costs	(6)	113
Less allowance for loan losses	(1,186)	(990)
Loans receivable, net	$253,105	$226,192

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

As of September 30, 2017 and December 31, 2016, residential mortgage loans with a carrying value of $186.6 million and $165.5 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings. The Company retains the servicing on most fixed-rate mortgage loans sold and receives a fee based on the principal balance outstanding. Loans serviced for others totaled $131.5 million and $118.6 million at September 30, 2017 and December 31, 2016, respectively. Loan servicing rights are recorded at fair value when loans are sold with servicing rights retained. The fair value of the mortgage servicing rights (“MSRs”) is determined using a method which utilizes servicing income, discount rates, and prepayment speeds relative to the Bank’s portfolio for MSRs and are amortized over the life of the loan. MSRs amounted to $895,000 and $804,000 at September 30, 2017 and December 31, 2016, respectively, and are included in other assets on the consolidated balance sheets.

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
Other loans

The following tables present the classes of the loan portfolio, not including net deferred loan fees, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of September 30, 2017
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate loans:
Secured by one-to-four family residences	$198,887	$-	$2,824	$-	$201,711
Secured by multi-family residences	8,602	-	-	-	8,602
Construction	10,295	-	-	-	10,295
Commercial real estate	12,728	-	-	-	12,728
Home equity lines of credit	17,454	-	236	-	17,690
Total real estate loans	247,966	-	3,060	-	251,026
Commercial & industrial loans	3,137	-	66	-	3,203
Other loans	68	-	-	-	68
Total loans	$251,171	$-	$3,126	$-	$254,297

	As of December 31, 2016
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate loans:
Secured by one-to-four family residences	$187,079	$-	$1,494	$-	$188,573
Secured by multi-family residences	5,103	-	-	-	5,103
Construction	6,134	-	-	-	6,134
Commercial real estate	8,440	-	-	-	8,440
Home equity lines of credit	16,498	-	299	-	16,797
Total real estate loans	223,254	-	1,793	-	225,047
Commercial & industrial loans	1,900	-	47	-	1,947
Other loans	75	-	-	-	75
Total loans	$225,229	$-	$1,840	$-	$227,069

Real estate loans secured by one-to four family residences rated substandard increased $1.3 million, or 89.0%, to $2.8 million at September 30, 2017 from $1.5 million at December 31, 2016 due to eight loans newly categorized as such during the nine months ended September 30, 2017.

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

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by portfolio segment and class of loans, as of September 30, 2017 and December 31, 2016, are detailed in the following tables:

	As of September 30, 2017
	30-59 Days	60-89 Days
	Past Due	Past Due	90 Days	Total		Total Loans
(In thousands)	And Accruing	And Accruing	and Over	Past Due	Current	Receivable
Real estate loans:
Secured by one-to-four family residences	$495	$-	$37	$532	$201,179	$201,711
Secured by multi-family residences	-	-	-	-	8,602	8,602
Construction	-	-	-	-	10,295	10,295
Commercial	-	-	-	-	12,728	12,728
Home equity lines of credit	-	-	-	-	17,690	17,690
Total real estate loans	495	-	37	532	250,494	251,026
Commercial & industrial loans	-	-	66	66	3,137	3,203
Other loans	-	-	-	-	68	68
Total loans	$495	$-	$103	$598	$253,699	$254,297

	As of December 31, 2016
	30-59 Days	60-89 Days
	Past Due	Past Due	90 Days	Total		Total Loans
(In thousands)	And Accruing	And Accruing	and Over	Past Due	Current	Receivable
Real estate loans:
Secured by one-to-four family residences	$89	$-	$-	$89	$188,484	$188,573
Secured by multi-family residences	-	-	-	-	5,103	5,103
Construction	-	-	-	-	6,134	6,134
Commercial	-	-	-	-	8,440	8,440
Home equity lines of credit	-	-	-	-	16,797	16,797
Total real estate loans	89	-	-	89	224,958	225,047
Commercial & industrial loans	47	-	-	47	1,900	1,947
Other loans	-	-	-	-	75	75
Total loans	$136	$-	$-	$136	$226,933	$227,069

Real estate loans secured by one-to four family residences 30-59 days past due and accruing increased $406,000, or 456.2%, to $495,000 at September 30, 2017 from $89,000 at December 31, 2016 due to three loans newly categorized as such during the nine months ended September 30, 2017.

At September 30, 2017, the Company had one nonaccrual residential mortgage loan for $37,000. At December 31, 2016, the Company had no nonaccrual loans.

There was one commercial and industrial loan for $66,000 that was past due 90 days or more and still accruing interest at September 30, 2017 and no loans that were past due 90 days or more and still accruing interest at December 31, 2016. At September 30, 2017 and December 31, 2016, there were no loans considered to be impaired and no troubled debt restructurings.

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

	For the three months ended September 30, 2017
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$690	$47	$49	$106	$109	$38	$63	$1,102
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	93	18	2	21	2	9	(61)	84
Ending balance	$783	$65	$51	$127	$111	$47	$2	$1,186

	For the three months ended September 30, 2016
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$569	$39	$18	$47	$105	$13	$109	$900
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	(15)	-	9	18	3	11	19	45
Ending balance	$554	$39	$27	$65	$108	$24	$128	$945

	For the nine months ended September 30, 2017
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$584	$38	$31	$84	$112	$28	$113	$990
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	199	27	20	43	(1)	19	(111)	196
Ending balance	$783	$65	$51	$127	$111	$47	$2	$1,186

	For the nine months ended September 30, 2016
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$524	$39	$6	$35	$101	$11	$95	$811
Charge-offs	-	-	-	-	-	-	(1)	(1)
Recoveries	-	-	-	-	-	-	-	-
Provisions	30	-	21	30	7	13	34	135
Ending balance	$554	$39	$27	$65	$108	$24	$128	$945

The Company had no foreclosed real estate at September 30, 2017 or December 31, 2016.

At September 30, 2017, the Company had one residential real estate loan for $37,000 in the process of foreclosure and at December 31, 2016, the Company did not have any residential real estate loans in the process of foreclosure.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	September 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale portfolio
U.S. Government and agency obligations	$-	$10,539	$-	$10,539
Mortgage-backed securities – residential	-	8,514	-	8,514
Total available-for-sale securities	$-	$19,053	$-	$19,053

	December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale portfolio
U.S. Government and agency obligations	$-	$7,999	$-	$7,999
Mortgage-backed securities – residential	-	9,748	-	9,748
Total available-for-sale securities	$-	$17,747	$-	$17,747

There have been no transfers of assets into or out of any fair value measurement level during the quarter ended September 30, 2017.

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

Cash, Due from Banks, and Interest Earning Demand Deposits

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		September 30, 2017		December 31, 2016
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and due from banks	1	$1,409	$1,409	$1,634	$1,634
Interest earning demand deposits	1	5,542	5,542	5,773	5,773
Securities - available-for-sale	2	19,053	19,053	17,747	17,747
Securities - held-to-maturity	2	6,919	6,959	7,420	7,384
Investment in restricted stock	2	3,498	3,498	2,886	2,886
Loans held for sale	2	4,180	4,180	2,059	2,059
Loans, net	3	253,105	252,144	226,192	225,569
Accrued interest receivable	1	798	798	652	652

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	99,222	99,222	94,926	94,926
Time Deposits	2	100,331	100,509	88,008	88,043
Borrowings	2	69,523	69,441	56,813	57,008
Accrued interest payable	1	86	86	71	71

Note 8: Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended September 30, 2017
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(66)	$-	$(66)
Other comprehensive loss before reclassifications	(5)	-	(5)
Ending balance	$(71)	$-	$(71)

	For the three months ended September 30, 2016
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$75	$(45)	$30
Other comprehensive (loss) income before reclassifications	(53)	45	(8)
Ending balance	$22	$-	$22

	For the three months ended September 30,
Details about AOCI	2017	2016	Affected Line Item in the Statement of Income

Available for sale securities	$-	$24	Realized gain on sale of securities
Held to maturity securities	-	12	Realized gain on sale of securities
	-	(12)	Provision for Income Taxes
	$-	$24	Net Income

	For the nine months ended September 30, 2017
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(85)	$-	$(85)
Other comprehensive income before reclassifications	14	-	14
Ending balance	$(71)	$-	$(71)

	For the nine months ended September 30, 2016
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$(4)	$(208)	$(212)
Other comprehensive income before reclassifications	26	208	234
Ending balance	$22	$-	$22

	For the nine months ended September 30,
Details about AOCI	2017	2016	Affected Line Item in the Statement of Income

Available for sale securities	$-	$24	Realized gain on sale of securities
Held to maturity securities	-	12	Realized gain on sale of securities
	-	(12)	Provision for Income Taxes
	$-	$24	Net Income

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

Non-GAAP Financial Measures

Regulation G, a rule adopted by the Securities and Exchange Commission (SEC), applies to certain SEC filings, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure (if a comparable GAAP measure exists) and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required. Financial institutions like the Company and its subsidiary banks are subject to an array of bank regulatory capital measures that are financial in nature but are not based on GAAP and are not easily reconcilable to the closest comparable GAAP financial measures, even in those cases where a comparable measure exists. The Company follows industry practice in disclosing its financial condition under these various regulatory capital measures, including period-end regulatory capital ratios for itself and its subsidiary banks, in its periodic reports filed with the SEC, and does so without compliance with Regulation G, on the widely-shared assumption that the SEC regards such non-GAAP measures to be exempt from Regulation G.  The Company uses in this Report additional non-GAAP financial measures that are commonly utilized by financial institutions and have not been specifically exempted by the SEC from Regulation G. The Company provides, as supplemental information, such non-GAAP measures included in this Report as described immediately below.

Overview

The following discussion reviews the Company's financial condition at September 30, 2017 and at December 31, 2016 and the results of operations for the three and nine month periods ended September 30, 2017 and 2016. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other period.

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

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The most significant accounting policies followed by the Company are presented in FSB Bancorp's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017. These policies, along with the disclosures presented in the other financial statement notes filed with the SEC and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, involve the most complex subjective decisions or assessments including our policies with respect to our allowance for loan losses, deferred tax assets and the estimation of fair values for accounting and disclosure purposes. These areas could be the most subject to revision as new information becomes available. There have been no significant changes in application of critical accounting policies during the three and nine months ended September 30, 2017.

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

Comparison of Financial Condition at September 30, 2017 and at December 31, 2016

Total Assets. Total assets increased $30.9 million, or 11.3%, to $304.6 million at September 30, 2017 from $273.7 million at December 31, 2016, primarily due to increases in net loans receivable, securities available-for-sale, other assets, and investment in restricted stock, partially offset by decreases in cash and cash equivalents and securities held-to-maturity.

Cash and cash equivalents, primarily interest-earning demand deposits at the Federal Reserve Bank and the Federal Home Loan Bank, decreased by $456,000, or 6.2%, to $7.0 million at September 30, 2017 from $7.4 million at December 31, 2016, as it was used to fund loans.

Net loans receivable increased $26.9 million, or 11.9%, to $253.1 million at September 30, 2017 from $226.2 million at December 31, 2016. The Bank continues to focus on loan production as we continue to grow our one-to four-family residential mortgage, construction, and commercial loan portfolios at a measured pace while still maintaining our strong credit quality and strict underwriting standards. One-to four-family residential mortgage loans increased $13.1 million, or 7.0%, to $201.7 million at September 30, 2017 from $188.6 million at December 31, 2016. Construction, primarily residential loans increased $4.2 million, or 67.8%, to $10.3 million at September 30, 2017 from $6.1 million at December 31, 2016. Commercial real estate loans increased $4.3 million, or 50.8%, to $12.7 million at September 30, 2017 from $8.4 million at December 31, 2016. Multi-family residential loans increased $3.5 million, or 68.6%, to $8.6 million at September 30, 2017 from $5.1 million at December 31, 2016. Commercial and industrial loans increased $1.3 million, or 64.5%, to $3.2 million at September 30, 2017 from $1.9 million at December 31, 2016. We anticipate continued growth in loan production throughout the remainder of the year. The Bank originated $83.1 million of residential mortgage loans and sold $53.0 million of such loans in the secondary market as a balance sheet management strategy during the first nine months of 2017 to reduce interest rate risk. The Bank sold these loans at a gain of $1.7 million which was recorded in other income. At September 30, 2017, the Bank was servicing $131.5 million in residential mortgage loans sold to third parties and will realize servicing income on these loans as long as they remain outstanding. At September 30, 2017, the Bank had $4.2 million in loans held for sale, comprised of one- to four-family residential fixed rate conventional, FHA, and VA mortgage loans originated and closed by the Bank in the third quarter of 2017 that have been committed for sale in the secondary market, and will be delivered and sold in the fourth quarter of 2017. Mortgage servicing rights increased $91,000, or 11.3%, to $895,000 at September 30, 2017 compared to $804,000 at December 31, 2016, and are included in other assets on the consolidated balance sheets.

Securities available-for-sale increased by $1.3 million, or 7.4%, to $19.1 million at September 30, 2017 from $17.7 million at December 31, 2016. The increase was primarily due to purchases of $7.5 million in new securities, mainly U.S. Government and agency obligations and mortgage backed securities and an increase in the fair market value of available-for-sale securities of $21,000, partially offset by calls and principal repayments of $6.2 million and amortization of $80,000 during the first nine months of 2017.

Securities held-to-maturity decreased $501,000, or 6.8%, to $6.9 million at September 30, 2017 from $7.4 million at December 31, 2016 due to calls and principal repayments of $811,000 and amortization of $25,000, partially offset by purchases of $335,000 during the first nine months of 2017.

Investment in restricted stock increased by $612,000, or 21.2%, to $3.5 million at September 30, 2017 from $2.9 million at December 31, 2016 commensurate with increased borrowings.

Other assets increased by $678,000, or 27.3%, to $3.2 million at September 30, 2017 from $2.5 million at December 31, 2016.

Deposits and Borrowings. Total deposits increased $16.6 million, or 9.1%, to $199.6 million at September 30, 2017 from $182.9 million at December 31, 2016 primarily due to increases in money market accounts and certificates of deposit from promotional specials to fund our residential and commercial loan growth. Total borrowings from the Federal Home Loan Bank of New York increased $12.7 million, or 22.4%, to $69.5 million at September 30, 2017 from $56.8 million at December 31, 2016 to fund our residential and commercial loan growth. Long-term borrowings increased $4.2 million, or 8.3%, to $55.0 million at September 30, 2017 from $50.8 million at December 31, 2016 due to $16.5 million in new advances partially offset by $12.3 million in principal repayments on our amortizing advances and maturities. The Company increased its short-term borrowings by $8.5 million, or 141.7%, to $14.5 million at September 30, 2017 compared to $6.0 million at December 31, 2016 with the intention of reducing these balances in the fourth quarter of 2017 due to increased deposit growth from additional promotional specials.

Stockholders’ Equity. Stockholders’ equity decreased $546,000, or 1.7%, to $31.3 million at September 30, 2017 from $31.9 million at December 31, 2016. The decrease was primarily due to a decrease of $1.1 million in additional paid in capital as a result of share repurchases, partially offset by $453,000 in net income, a decrease of $14,000 in accumulated other comprehensive loss and an increase of $39,000 resulting from the release of ESOP shares from the suspense account during the nine months ended September 30, 2017.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

General. Net income decreased $50,000, or 19.8%, to $202,000 for the quarter ended September 30, 2017 from $252,000 for the quarter ended September 30, 2016. The quarter over quarter decrease was attributable to increases in other expense of $58,000, provision for loan losses of $39,000, and provision for income taxes of $20,000 as well as a decrease in other income of $131,000, partially offset by an increase in net interest income of $198,000.

Interest and Dividend Income. Total interest and dividend income increased $407,000, or 17.3%, to $2.8 million for the quarter ended September 30, 2017 from $2.4 million for the quarter ended September 30, 2016. The increase resulted from a $33.0 million increase quarter over quarter in average interest-earning assets, primarily residential mortgage and commercial real estate loans, resulting in a 14 basis point increase in the average yield earned on interest-earning assets from 3.76% for the three months ended September 30, 2016 to 3.90% for the three months ended September 30, 2017.

Interest income on loans increased $400,000, or 18.0%, to $2.6 million for the quarter ended September 30, 2017 from $2.2 million for the quarter ended September 30, 2016, reflecting a $35.6 million increase in the average balance of loans to $252.9 million for the three months ended September 30, 2017 from $217.3 million for the three months ended September 30, 2016, in addition to a five basis point increase in the average yield earned on loans for the three months ended September 30, 2017 as compared to the same period in 2016. The increase in the average balance of loans was due to our focus on increasing our portfolios of one- to four-family residential mortgages, commercial real estate, and commercial and industrial loans, and to a lesser extent, home equity lines of credit during the three months ended September 30, 2017 as compared to the same period in 2016. The average yield on loans increased to 4.14% for the three months ended September 30, 2017 from 4.09% for the three months ended September 30, 2016, reflecting increases in market interest rates on loan products, primarily commercial mortgages, commercial and industrial, and consumer loans.

Interest income on taxable investment securities increased $28,000, or 53.9%, to $80,000 for the three months ended September 30, 2017 from $52,000 for the three months ended September 30, 2016. The average balance of taxable investment securities increased $4.7 million, or 56.2%, to $13.1 million for the three months ended September 30, 2017 from $8.4 million for the three months ended September 30, 2016. The average yield on taxable investment securities decreased four basis points to 2.43% during the quarter ended September 30, 2017 as compared to 2.47% for the quarter ended September 30, 2016 due to new purchases of shorter-term lower yielding investment securities replacing calls of modestly higher yielding investment securities. Interest income on mortgage-backed securities decreased $24,000 to $26,000 for the three months ended September 30, 2017, from $50,000 for the three months ended September 30, 2016, reflecting a decrease in the average yield on mortgage-backed securities of 33 basis points to 1.17% for the three months ended September 30, 2017 from 1.50% for the three months ended September 30, 2016 and a decrease in the average balance of mortgage-backed securities of $4.5 million, or 33.8%, to $8.9 million for the three months ended September 30, 2017 from $13.4 million for the three months ended September 30, 2016. The decrease in average yield on mortgage-backed securities was primarily attributable to faster prepayment speeds on the pools of mortgage-backed securities held in portfolio during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. A portion of the cash flow from these investment and mortgage-backed securities was redeployed to fund loan growth. Interest income on tax-exempt state and municipal securities increased $2,000, to $27,000 for the three months ended September 30, 2017, from $25,000 for the three months ended September 30, 2016. The average balance of state and municipal securities increased by $591,000, or 10.6%, from $5.6 million for the three months ended September 30, 2016 to $6.2 million for the three months ended September 30, 2017, partially offset as the average tax equivalent yield decreased by 17 basis points to 2.56% for the three months ended September 30, 2017 from 2.73% for the three months ended September 30, 2016, as higher yielding state and municipal securities matured and were replaced by modestly lower yielding state and municipal securities. Interest income on Fed Funds sold increased $1,000, or 10.0%, to $11,000 for the three months ended September 30, 2017 from $10,000 for the three months ended September 30, 2016. The average yield on Fed Funds sold increased 59 basis points to 1.12% during the quarter ended September 30, 2017 as compared to 0.53% for the quarter ended September 30, 2016, partially offset by a decrease in the average balance of Fed Funds sold of $3.4 million, or 45.5%, to $4.1 million for the three months ended September 30, 2017 from $7.5 million for the three months ended September 30, 2016.

Total Interest Expense. Total interest expense increased $209,000, or 40.7%, to $723,000 for the quarter ended September 30, 2017 from $514,000 for the quarter ended September 30, 2016. Total interest expense reflected an increase in interest expense on deposits of $134,000 and an increase in interest expense on borrowings of $75,000 when comparing the quarters ended September 30, 2017 and 2016. The total interest expense reflected an increase in the average cost of interest-bearing liabilities of 20 basis points from 0.95% for the three months ended September 30, 2016 to 1.15% for the three months ended September 30, 2017, in addition to an increase of $34.7 million in average interest-bearing liabilities.

Interest expense on deposits increased $134,000, or 38.5%, to $482,000 for the three months ended September 30, 2017 from $348,000 for the three months ended September 30, 2016. The average cost of deposits increased to 1.00% for the three months ended September 30, 2017 from 0.80% for the three months ended September 30, 2016, primarily reflecting higher average balances on promotional money market and certificates of deposit accounts offered during the third quarter of 2017. The average balance of deposits increased $20.1 million, or 11.6%, from $173.5 million for the three months ended September 30, 2016 to $193.6 million for the three months ended September 30, 2017 also primarily due to promotional certificates of deposit and money market accounts offered in the third quarter of 2017. The average cost of certificates of deposit (including individual retirement accounts) increased to 1.39% for the three months ended September 30, 2017 from 1.21% for the three months ended September 30, 2016, in addition to an increase in the average balance of these accounts by $8.1 million to $99.8 million for the three months ended September 30, 2017 from $91.7 million for the three months ended September 30, 2016. The average balance of transaction accounts, our core non-time deposit accounts, increased by $5.7 million to $103.1 million for the three months ended September 30, 2017 from $97.5 million for the three months ended September 30, 2016, along with an increase in the average cost of transaction accounts of 23 basis points to 0.52% for the three months ended September 30, 2017 from 0.29% for the three months ended September 30, 2016 primarily due to promotional money market and certificates of deposit accounts.

At September 30, 2017, we had $10.6 million of certificates of deposit, including individual retirement accounts, scheduled to mature throughout the remainder of 2017. Based on current market interest rates, we expect that the cost of these deposits upon renewal will be at a similar cost to us as their current contractual rates.

Interest expense on borrowings increased $75,000 from $166,000 for the quarter ended September 30, 2016 to $241,000 for the quarter ended September 30, 2017, due to a $14.6 million increase in our average balance of borrowings with the Federal Home Loan Bank from $43.9 million for the three months ended September 30, 2016 to $58.4 million for the three months ended September 30, 2017, along with an increase in the average cost of these funds from 1.52% for the three months ended September 30, 2016 to 1.65% for the three months ended September 30, 2017.

Net Interest Income. Net interest income increased $198,000, or 10.7%, to $2.0 million for the quarter ended September 30, 2017 as compared to $1.8 million for the quarter ended September 30, 2016. Net interest income increased primarily due to a shift in the interest-earning asset mix to a greater level of higher yielding residential and commercial loans, while reducing lower yielding investment securities when comparing the quarter ended September 30, 2017 to the same period in 2016. Our net interest rate spread decreased six basis points to 2.75% for the quarter ended September 30, 2017 compared to 2.81% for the quarter ended September 30, 2016. There was an increase in the average cost of our interest-bearing liabilities of 20 basis points from 0.95% for the three months ended September 30, 2016 to 1.15% for the three months ended September 30, 2017, partially offset by a 14 basis point increase in the average yield on our interest-earning assets to 3.90% for the three months ended September 30, 2017 from 3.76% for the three months ended September 30, 2016. Our net interest margin decreased five basis points from 2.94% during the three months ended September 30, 2016 to 2.89% during the three months ended September 30, 2017.

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

Based on our evaluation of the above factors, we recorded a $84,000 provision for loan losses for the quarter ended September 30, 2017, compared to a $45,000 provision for loan losses recorded for the quarter ended September 30, 2016. The increase in the three months ended September 30, 2017 was the result of additional specific and general provisions deemed necessary to support an increased balance of loans receivable, primarily one- to four-family residential real estate and commercial real estate, and to a lesser extent, multi-family residential real estate, home equity lines of credit, and commercial and industrial loans, as well as a potentially weaker economy. The increase in the specific provision was due to an increase in loans rated substandard which were newly classified as such during the three months ended September 30, 2017.The allowance for loan losses was $1.2 million, or 0.47% of net loans outstanding at September 30, 2017 compared to $945,000, or 0.44% of net loans outstanding, at September 30, 2016. The allowance for loan losses was $990,000, or 0.44% of net loans outstanding at December 31, 2016.

Other Income. Other income decreased by $131,000, or 11.3%, to $1.0 million for the three months ended September 30, 2017 compared to $1.2 million for the three months ended September 30, 2016. The decrease in other income was primarily due to decreases in realized gains on sales of loans and realized gains on sales of securities. Realized gains on sales of loans decreased $99,000, or 13.2%, to $650,000 for the three months ended September 30, 2017 from $749,000 for the three months ended September 30, 2016. The decrease in realized gains on sales of loans was primarily attributable to lower volume of mortgage loans sold in the third quarter of 2017 compared to the third quarter of 2016. The decrease in realized gains on sales of securities was due to no sales of securities during the third quarter of 2017 as compared to $36,000 in realized gains on sales of securities in the third quarter of 2016.

Other Expense. Other expense increased $58,000, or 2.2%, to $2.7 million for the three months ended September 30, 2017 from $2.6 million for the three months ended September 30, 2016. The increase in other expense was primarily attributable to increases in salaries and employee benefits of $86,000, miscellaneous other expense of $36,000, data processing costs of $28,000, and occupancy expense of $25,000, partially offset by a decrease in mortgage fees and taxes of $80,000. Salaries and employee benefits increased $86,000, or 5.3%, to $1.7 million for the three months ended September 30, 2017 from $1.6 million for the three months ended September 30, 2016 primarily due to annual merit increases for existing staff and the increased salary and commission costs associated with additional processing and mortgage origination staff as a result of mortgage loan growth. Miscellaneous other expense increased $36,000, or 17.4%, to $243,000 for the three months ended September 30, 2017 from $207,000 for the three months ended September 30, 2016 due to additional costs related to legal expense and professional services associated with becoming an SEC reporting company beginning in August 2016. Data processing costs increased $28,000, or 53.9%, to $80,000 for the three months ended September 30, 2017 from $52,000 for the three months ended September 30, 2016 primarily due to the additional expense associated with the conversion of our core processing system from in-house hosting to data center hosting beginning in September 2016. Occupancy expense increased $25,000, or 10.1%, to $273,000 for the three months ended September 30, 2017 from $248,000 for the three months ended September 30, 2016 primarily due to the added costs of acquiring additional office space in our Pittsford and Buffalo mortgage origination office locations. Mortgage fees and taxes decreased $80,000, or 65.0%, to $43,000 for the three months ended September 30, 2017 from $123,000 for the three months ended September 30, 2016 due to a recent change in New York State tax law which allowed for a refundable tax credit for mortgage recording tax expensed. Under New York law, a bank that paid special additional mortgage recording tax (“SAMRT”) on residential mortgages in any tax year beginning on or after January 1, 2015, may elect to treat the unused portion of the SAMRT credit on those mortgages as an overpayment of tax to be carried or refunded. Previously, any unused credits were only eligible to be carried forward to future years.

Income Taxes. Income tax expense increased $20,000, or 22.2%, to $110,000 for the three months ended September 30, 2017 from $90,000 for the three months ended September 30, 2016. The increase in income tax expense for the three months ended September 30, 2017 as compared to the same period in 2016 was due to the combination of a partial deferred tax asset valuation allowance reversal in the third quarter of 2016 and an increase in permanent differences reflected on the 2016 tax return filed during the third quarter of 2017. The effective tax rate was 35.3% for the three months ended September 30, 2017 compared to 26.3% for the three months ended September 30, 2016.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

General. Net income increased $14,000, or 3.2%, to $453,000 for the nine months ended September 30, 2017 from $439,000 for the nine months ended September 30, 2016. The year over year nine month increase was attributable to increases in net interest income of $539,000 and other income of $67,000, partially offset by increases in other expense of $481,000, provision for loan losses of $61,000, and provision for income taxes of $50,000.

Interest and Dividend Income. Total interest and dividend income increased $910,000, or 13.1%, to $7.8 million for the nine months ended September 30, 2017 from $6.9 million for the nine months ended September 30, 2016. The increase resulted from a $26.2 million year over year nine month increase in average interest-earning assets, primarily residential mortgage and commercial real estate loans, resulting in a nine basis point increase in the average yield earned on interest-earning assets from 3.72% for the nine months ended September 30, 2016 to 3.81% for the nine months ended September 30, 2017.

Interest income on loans increased $963,000, or 14.9%, to $7.4 million for the nine months ended September 30, 2017 from $6.5 million for the nine months ended September 30, 2016, reflecting a $30.8 million increase in the average balance of loans to $242.7 million for the nine months ended September 30, 2017 from $211.9 million for the nine months ended September 30, 2016, along with a one basis point increase in the average yield earned on loans for the nine months ended September 30, 2017 as compared to the same period in 2016. The increase in the average balance of loans was due to our focus on increasing our portfolios of one- to four-family residential mortgages, commercial real estate, and commercial and industrial loans, and to a lesser extent, home equity lines of credit during the nine months ended September 30, 2017 as compared to the same period in 2016. The average yield on loans increased to 4.08% for the nine months ended September 30, 2017 from 4.07% for the nine months ended September 30, 2016, reflecting increases in market interest rates on loan products, primarily commercial mortgages, commercial and industrial, and consumer loans.

Interest income on taxable investment securities increased $1,000 to $219,000 for the nine months ended September 30, 2017 from $218,000 for the nine months ended September 30, 2016. The average balance of taxable investment securities increased $1.2 million, or 11.0%, to $12.2 million for the nine months ended September 30, 2017 from $11.0 million for the nine months ended September 30, 2016. The average yield on taxable investment securities decreased 25 basis points to 2.40% for the nine months ended September 30, 2017 as compared to 2.65% for the nine months ended September 30, 2016 due to new purchases of shorter-term lower yielding investment securities replacing calls of higher yielding investment securities. Interest income on mortgage-backed securities decreased $81,000 to $80,000 for the nine months ended September 30, 2017, from $161,000 for the nine months ended September 30, 2016, reflecting a decrease in the average yield on mortgage-backed securities of 36 basis points to 1.14% for the nine months ended September 30, 2017 from 1.50% for the nine months ended September 30, 2016 and a decrease in the average balance of mortgage-backed securities of $4.9 million, or 34.5%, to $9.4 million for the nine months ended September 30, 2017 from $14.3 million for the nine months ended September 30, 2016. The decrease in average yield on mortgage-backed securities was primarily attributable to faster prepayment speeds on the pools of mortgage-backed securities held in portfolio during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. A portion of the cash flow from these investment and mortgage-backed securities was redeployed to fund loan growth. Interest income on tax-exempt state and municipal securities increased $13,000 to $84,000 for the nine months ended September 30, 2017, from $71,000 for the nine months ended September 30, 2016. The average balance of state and municipal securities increased by $1.4 million, or 28.4%, from $5.0 million for the nine months ended September 30, 2016 to $6.5 million for the nine months ended September 30, 2017, partially offset as the average tax equivalent yield decreased by 26 basis points to 2.61% for the nine months ended September 30, 2017 from 2.87% for the nine months ended September 30, 2016, as higher yielding state and municipal securities matured and were replaced by modestly lower yielding state and municipal securities. Interest income on Fed Funds sold increased $14,000 to $35,000 for the nine months ended September 30, 2017 from $21,000 for the nine months ended September 30, 2016. The average yield on Fed Funds sold increased 51 basis points to 0.87% for the nine months ended September 30, 2017 as compared to 0.36% for the nine months ended September 30, 2016, partially offset by a decrease in the average balance of Fed Funds sold of $2.3 million, or 29.8%, to $5.4 million for the nine months ended September 30, 2017 from $7.7 million for the nine months ended September 30, 2016.

Total Interest Expense. Total interest expense increased $371,000, or 23.1%, to $2.0 million for the nine months ended September 30, 2017 from $1.6 million for the nine months ended September 30, 2016. Total interest expense reflected an increase in interest expense on deposits of $205,000 and an increase in interest expense on borrowings of $166,000 when comparing the nine months ended September 30, 2017 and 2016. The total interest expense reflected an increase in the average cost of interest-bearing liabilities of 12 basis points from 0.96% for the nine months ended September 30, 2016 to 1.08% for the nine months ended September 30, 2017, in addition to an increase of $21.4 million in average interest-bearing liabilities.

Interest expense on deposits increased $205,000, or 19.0%, to $1.3 million for the nine months ended September 30, 2017 from $1.1 million for the nine months ended September 30, 2016. The average cost of deposits increased to 0.93% for the nine months ended September 30, 2017 from 0.81% for the nine months ended September 30, 2016, primarily reflecting higher average balances on a promotional money market account offering during the first nine months of 2017. The average balance of deposits increased $7.4 million, or 4.2%, from $177.2 million for the nine months ended September 30, 2016 to $184.5 million for the nine months ended September 30, 2017 also primarily due to the promotional money market accounts offered in the first nine months of 2017. The average cost of certificates of deposit (including individual retirement accounts) increased to 1.31% for the nine months ended September 30, 2017 from 1.22% for the nine months ended September 30, 2016. The average balance of certificates of deposit (including individual retirement accounts) decreased by $2.8 million to $94.7 million for the nine months ended September 30, 2017 from $97.5 million for the nine months ended September 30, 2016. The average balance of transaction accounts, our core non-time deposit accounts, increased by $7.3 million to $98.4 million for the nine months ended September 30, 2017 from $91.1 million for the nine months ended September 30, 2016, along with an increase in the average cost of transaction accounts of 20 basis points to 0.47% for the nine months ended September 30, 2017 from 0.27% for the nine months ended September 30, 2016 primarily due to promotional money market accounts.

Interest expense on borrowings increased $166,000 from $529,000 for the nine months ended September 30, 2016 to $695,000 for the nine months ended September 30, 2017, due to a $14.0 million increase in our average balance of borrowings with the Federal Home Loan Bank from $45.3 million for the nine months ended September 30, 2016 to $59.3 million for the nine months ended September 30, 2017 in order to fund loan growth. The average cost of these funds was 1.56% for the nine months ended September 30, 2017 and 2016.

Net Interest Income. Net interest income increased $539,000, or 10.1%, to $5.9 million for the nine months ended September 30, 2017 as compared to $5.3 million for the nine months ended September 30, 2016. Net interest income increased primarily due to an increase of $4.8 million in net interest-earning assets to $32.2 million for the nine months ended September 30, 2017 from $27.3 million for the same period in 2016. Our net interest rate spread decreased three basis points to 2.73% for the nine months ended September 30, 2017 compared to 2.76% for the nine months ended September 30, 2016. There was an increase in the average yield on our interest-earning assets of nine basis points from 3.72% for the nine months ended September 30, 2016 to 3.81% for the nine months ended September 30, 2017, partially offset by a 12 basis point increase in the average cost of interest-bearing liabilities to 1.08% for the nine months ended September 30, 2017 from 0.96% for the nine months ended September 30, 2016. Our net interest margin remained flat at 2.86% during the nine months ended September 30, 2017 and 2016.

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

Based on our evaluation of the above factors, we recorded a $196,000 provision for loan losses for the nine months ended September 30, 2017, compared to a $135,000 provision for loan losses recorded for the nine months ended September 30, 2016. The increase in the nine months ended September 30, 2017 was the result of additional specific and general provisions deemed necessary to support an increased balance of loans receivable, primarily one- to four-family residential real estate and commercial real estate, and to a lesser extent, multi-family residential real estate, home equity lines of credit, and commercial and industrial loans, as well as a potentially weaker economy. The increase in the specific provision was due to an increase in loans rated substandard which were newly classified as such during the nine months ended September 30, 2017. The allowance for loan losses was $1.2 million, or 0.47% of net loans outstanding at September 30, 2017 compared to $945,000, or 0.44% of net loans outstanding, at September 30, 2016. The allowance for loan losses was $990,000, or 0.44% of net loans outstanding at December 31, 2016.

Other Income. Other income increased by $67,000, or 2.5%, to $2.7 million for the nine months ended September 30, 2017. The increase in other income was primarily due to realized gains on sales of loans and mortgage fee income, partially offset by a decrease in realized gains on sales of securities. Realized gains on sales of loans increased $58,000, or 3.6%, to $1.7 million for the nine months ended September 30, 2017 from $1.6 million for the nine months ended September 30, 2016. The increase in realized gains on sales of loans was primarily attributable to additional volume of mortgage loans sold in the first nine months of 2017 compared to the same period in 2016. Mortgage fee income increased $27,000, or 4.6%, to $613,000 for the nine months ended September 30, 2017 from $586,000 for the nine months ended September 30, 2016 due to an increase in loan servicing fees from selling additional loans servicing retained in the first nine months of 2017. The decrease in realized gains on sales of securities was due to no sales of securities during the first nine months of 2017 as compared to $36,000 in realized gains on sales of securities in the first nine months of 2016.

Other Expense. Other expense increased $481,000, or 6.6%, to $7.8 million for the nine months ended September 30, 2017 from $7.3 million for the nine months ended September 30, 2016. The increase in other expense was primarily attributable to increases in salaries and employee benefits of $373,000, miscellaneous other expense of $206,000, data processing costs of $101,000, occupancy expense of $54,000, advertising of $39,000, and audit and tax services of $25,000, partially offset by decreases in mortgage fees and taxes of $222,000 and FDIC premium expense of $50,000. Salaries and employee benefits increased $373,000, or 8.4%, to $4.8 million for the nine months ended September 30, 2017 from $4.5 million for the nine months ended September 30, 2016 primarily due to annual merit increases for existing staff and the increased salary and commission costs associated with additional processing and mortgage origination staff as a result of mortgage loan growth. Miscellaneous other expense increased $206,000, or 37.0%, to $763,000 for the nine months ended September 30, 2017 from $557,000 for the nine months ended September 30, 2016 due to additional costs related to legal expense and professional services associated with becoming an SEC reporting company in the second half of 2016. Data processing costs increased $101,000, or 67.8%, to $250,000 for the nine months ended September 30, 2017 from $149,000 for the nine months ended September 30, 2016 primarily due to the additional expense associated with the conversion of our core processing system from in-house hosting to data center hosting in the third quarter of 2016. Occupancy expense increased $54,000, or 7.2%, to $801,000 for the nine months ended September 30, 2017 from $747,000 for the nine months ended September 30, 2016 primarily due to the added costs of acquiring additional office space in our Pittsford and Buffalo mortgage origination office locations. Advertising increased $39,000, or 47.0%, to $122,000 for the nine months ended September 30, 2017 from $83,000 for the nine months ended September 30, 2016 due to a promotional deposit gathering campaign strategically focused on branch deposit growth in 2017. Audit and tax services increased $25,000, or 22.3%, to $137,000 for the nine months ended September 30, 2017 from $112,000 for the nine months ended September 30, 2016 due to increased costs associated with becoming an SEC reporting company in the second half of 2016. Mortgage fees and taxes decreased $222,000, or 66.1%, to $114,000 for the nine months ended September 30, 2017 from $336,000 for the nine months ended September 30, 2016 due to a recent change in New York State tax law which allowed for a refundable tax credit for mortgage recording tax expensed. Under New York law, a bank that paid special additional mortgage recording tax (“SAMRT”) on residential mortgages in any tax year beginning on or after January 1, 2015, may elect to treat the unused portion of the SAMRT credit on those mortgages as an overpayment of tax to be carried or refunded. Previously, any unused credits were only eligible to be carried forward to future years. FDIC premium expense decreased $50,000, or 39.4%, to $77,000 for the nine months ended September 30, 2017 from $127,000 for the nine months ended September 30, 2016 primarily due to a revision in the calculation method resulting in a decreased assessment rate in 2017.

Income Taxes. Income tax expense increased $50,000, or 40.3%, from $124,000 for the nine months ended September 30, 2016 to $174,000 for the nine months ended September 30, 2017. The increase in income tax expense in the nine months ended September 30, 2017 as compared to the same period in 2016 was due to the combination of a partial deferred tax asset valuation allowance reversal in the first nine months of 2016 and an increase in permanent differences reflected on the 2016 tax return filed during the third quarter of 2017. The effective tax rate was 27.8% for the nine months ended September 30, 2017 compared to 22.0% for the nine months ended September 30, 2016.

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

	For the three months September 30,
	2017			2016
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost(5)	Balance	Interest	Cost(5)
Interest-earning assets:
Loans	$252,932	$2,621	4.14%	$217,293	$2,221	4.09%
Federal funds sold	4,100	11	1.12	7,523	10	0.53
Taxable investment securities	13,145	80	2.43	8,414	52	2.47
Mortgage-backed securities	8,904	26	1.17	13,448	50	1.50
State and municipal securities(1)	6,162	40	2.56	5,571	38	2.73
Total interest-earning assets	$285,243	$2,778	3.90%	$252,249	$2,371	3.76%
Noninterest-earning assets:
Other assets	$10,838			$10,409
Total assets	$296,081			$262,658
Interest-bearing liabilities:
NOW accounts	$31,092	$24	0.30%	$29,028	$21	0.29%
Passbook savings	27,436	35	0.50	28,720	32	0.44
Money market savings	35,258	75	0.85	24,050	18	0.30
Individual retirement accounts	7,096	20	1.11	7,338	15	0.83
Certificates of deposit	92,740	328	1.42	84,360	262	1.24
Federal Home Loan Bank advances	58,430	241	1.65	43,859	166	1.52
Total interest-bearing liabilities	$252,052	$723	1.15%	$217,355	$514	0.95%
Noninterest-bearing liabilities:
Demand deposits	$9,353			$15,658
Other liabilities	2,799			4,335
Total liabilities	$264,204			$237,348
Stockholders' equity	$31,877			$25,310
Total liabilities & stockholders' equity	$296,081			$262,658
Net interest income		$2,055			$1,857
Interest rate spread(2)			2.75%			2.81%
Net interest-earning assets(3)	$33,191			$34,894
Net interest margin(4)		2.89%			2.94%
Ratio of average interest-earning assets to average interest-bearing liabilities	113.17%			116.05%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 34% federal tax rate. The unadjusted average yield on tax-exempt securities was 1.69% and 1.80% for the quarters ended September 30, 2017 and 2016, respectively. The unadjusted interest income on tax-exempt securities was $27,000 and $25,000 for the quarters ended September 30, 2017 and 2016, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.
(5)	Annualized.

	For the nine months ended September 30,
	2017			2016
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost(5)	Balance	Interest	Cost(5)
Interest-earning assets:
Loans	$242,668	$7,429	4.08%	$211,853	$6,466	4.07%
Federal funds sold	5,385	35	0.87	7,671	21	0.36
Taxable investment securities	12,177	219	2.40	10,967	218	2.65
Mortgage-backed securities	9,366	80	1.14	14,300	161	1.50
State and municipal securities(1)	6,455	126	2.61	5,028	108	2.87
Total interest-earning assets	$276,051	$7,889	3.81%	$249,819	$6,974	3.72%
Noninterest-earning assets:
Other assets	$10,783			$9,974
Total assets	$286,834			$259,793
Interest-bearing liabilities:
NOW accounts	$29,457	$65	0.30%	$28,133	$54	0.25%
Passbook savings	26,947	80	0.40	27,822	80	0.39
Money market savings	33,414	205	0.82	23,736	51	0.29
Individual retirement accounts	7,063	54	1.02	7,583	50	0.88
Certificates of deposit	87,657	878	1.34	89,902	842	1.25
Federal Home Loan Bank advances	59,341	695	1.56	45,303	529	1.56
Total interest-bearing liabilities	$243,879	$1,977	1.08%	$222,479	$1,606	0.96%
Noninterest-bearing liabilities:
Demand deposits	$8,626			$11,457
Other liabilities	2,063			2,462
Total liabilities	$254,568			$236,398
Stockholders' equity	$32,266			$23,395
Total liabilities & stockholders' equity	$286,834			$259,793
Net interest income		$5,912			$5,368
Interest rate spread(2)			2.73%			2.76%
Net interest-earning assets(3)	$32,172			$27,340
Net interest margin(4)		2.86%			2.86%
Ratio of average interest-earning assets to average interest-bearing liabilities	113.19%			112.29%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 34% federal tax rate. The unadjusted average yield on tax-exempt securities was 1.72% and 1.90% for the nine months ended September 30, 2017 and 2016, respectively. The unadjusted interest income on tax-exempt securities was $84,000 and $71,000 for the nine months ended September 30, 2017 and 2016, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.
(5)	Annualized.

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

	Three months ended September 30,
	2017 vs. 2016
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest and dividend income:
Loans	$372	$28	$400
Federal funds sold	(1)	2	1
Taxable investment securities	29	(1)	28
Mortgage-backed securities	(15)	(9)	(24)
State and municipal securities(1)	5	(3)	2
Total interest and dividend income	390	17	407
Interest expense:
NOW accounts	2	1	3
Passbook savings	(1)	4	3
Money market savings	12	45	57
Individual retirement accounts	(1)	6	5
Certificates of deposit	27	39	66
Federal home loan bank advances	60	15	75
Total interest expense	99	110	209
Net change in net interest income	$291	$(93)	$198

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 34% federal tax rate.

	Nine months ended September 30,
	2017 vs. 2016
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest and dividend income:
Loans	$947	$16	$963
Federal funds sold	(4)	18	14
Taxable investment securities	7	(6)	1
Mortgage-backed securities	(48)	(33)	(81)
State and municipal securities(1)	26	(8)	18
Total interest and dividend income	928	(13)	915
Interest expense:
NOW accounts	2	9	11
Money market savings	28	126	154
Individual retirement accounts	(3)	7	4
Certificates of deposit	(19)	55	36
Federal home loan bank advances	166	-	166
Total interest expense	174	197	371
Net change in net interest income	$754	$(210)	$544

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 34% federal tax rate.

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of nonperforming assets at the indicated dates:

	September 30,	December 31,	September 30,
(Dollars In thousands)	2017	2016	2016
Nonaccrual loans:
Residential mortgage loans	$37	$-	$-
Home equity lines of credit	-	-	18
Total nonaccrual loans	37	-	18
Total nonperforming loans	37	-	18
Total nonperforming assets	$37	$-	$18

Nonperforming loans to total loans	0.01%	0.00%	0.01%
Nonperforming assets to total assets	0.01%	0.00%	0.01%

Nonperforming assets include nonaccrual loans, non-accruing TDRs, and foreclosed real estate. The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. At September 30, 2017 there was one commercial and industrial loan that was past due 90 days or more and still accruing interest. Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. At the dates indicated above, the Company had no TDRs outstanding.

As indicated in the table above, nonperforming assets at September 30, 2017 were $37,000, an increase of $37,000 from the $0 balance reported at December 31, 2016. At September 30, 2017, the Company had one non-performing residential mortgage for $37,000 and at December 31, 2016, the Company had no non-performing loans. At September 30, 2016, the Company had one non-performing home equity line of credit for $18,000. At the dates indicated above, the Company had no foreclosed real estate.

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the balance sheet. The allowance for loan losses was $1.2 million and $990,000 at September 30, 2017 and December 31, 2016, respectively. The Company reported an increase in the ratio of the allowance for loan losses to gross loans to 0.47% at September 30, 2017 as compared to 0.44% at December 31, 2016. Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of September 30, 2017.

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

At September 30, 2017 and December 31, 2016, the Company did not have loans which were deemed to be impaired.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting. Management has identified potential problem loans totaling $3.1 million as of September 30, 2017 as compared to $1.8 million at December 31, 2016. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired. Total potential problem loans increased between these two dates, as the Company reported an increase of $1.3 million in loans rated substandard. The increase in loans classified as substandard was due to eight residential mortgage loans which were newly categorized as such during the nine months ended September 30, 2017. These loans were not criticized as of December 31, 2016. Based on current information available at September 30, 2017, these loans were re-evaluated for their range of potential losses and reclassified accordingly.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included in our consolidated financial statements.

Our primary sources of funds consist of deposit inflows, loan repayments, borrowings from the Federal Home Loan Bank of New York, maturities and principal repayments of securities, and loan and securities sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 20.0% or greater. For the quarter ended September 30, 2017, our liquidity ratio averaged 28.8%. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2017.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits, short and intermediate-term securities and federal funds sold. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2017, cash and cash equivalents totaled $7.0 million.

At September 30, 2017, we had $22.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $17.7 million in unused lines of credit outstanding to borrowers. Certificates of deposit (including individual retirement accounts comprised solely of certificates of deposit), due within one year of September 30, 2017 totaled $55.2 million, or 55.1% of our certificates of deposit (including individual retirement accounts) and 27.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, and Federal Home Loan Bank borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing certificates of deposit due on or before September 30, 2018. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provides an additional source of funds. Federal Home Loan Bank borrowings increased by $12.7 million, to $69.5 million at September 30, 2017, from $56.8 million at December 31, 2016. At September 30, 2017, we had the ability to borrow approximately $159.3 million from the Federal Home Loan Bank of New York, of which $69.5 million had been advanced.

We also have a repurchase agreement with Raymond James Financial providing an additional $10.0 million in liquidity.  Funds obtained under the repurchase agreement are secured by our U.S Government and agency obligations.  There were no advances outstanding under the repurchase agreement at September 30, 2017 or December 31, 2016.

Capital

Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2017, Fairport Savings Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

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

Fairport Savings Bank’s capital amounts and ratios as of the indicated dates are presented in the following table.

						Minimum
						To Be "Well-
			Minimum			Capitalized"			Well-Capitalized
			For Capital			Under Prompt			With Buffer, Fully
	Actual		Adequacy Purposes			Corrective Provisions			Phased in for 2019
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2017
Total Core Capital (to Risk-Weighted Assets)	$29,964	16.41%	$	³14,605	³8.0%	$	³18,256	³10.0%	$	³19,169	³10.5%
Tier 1 Capital (to Risk-Weighted Assets)	28,778	15.76		³10,953	³6.0		³14,605	³8.0		³15,517	³8.5
Tier 1 Common Equity (to Risk-Weighted Assets)	28,778	15.76		³8,215	³4.5		³11,866	³6.5		³12,779	³7.0
Tier 1 Capital (to Assets)	28,778	9.82		³11,721	³4.0		³14,651	³5.0		³14,651	³5.0
As of December 31, 2016:
Total Core Capital (to Risk-Weighted Assets)	$29,264	18.45%	$	³12,689	³8.0%	$	³15,861	³10.0%	$	³16,654	³10.5%
Tier 1 Capital (to Risk-Weighted Assets)	28,274	17.83		³9,516	³6.0		³12,689	³8.0		³13,482	³8.5
Tier 1 Common Equity (to Risk-Weighted Assets)	28,274	17.83		³7,137	³4.5		³10,309	³6.5		³11,102	³7.0
Tier 1 Capital (to Assets)	28,274	10.70		³10,572	³4.0		³13,214	³5.0		³13,214	³5.0

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

At September 30, 2017 and December 31, 2016, we had $16.1 million and $15.2 million, respectively, of commitments to grant loans, $6.4 million and $5.0 million, respectively, of unadvanced portions of construction loans, and $17.7 million and $17.6 million, respectively, of unfunded commitments under lines of credit. We had two commercial letters of credit for $217,000 at September 30, 2017 and two commercial letters of credit for $110,000 at December 31, 2016.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of September 30, 2017, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2017.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 — July 31, 2017	-		$-	-	-
August 1 — August 31, 2017	13,000		$15.24	13,000	84,084
September 1 — September 30, 2017	55,935		$15.26	55,935	28,149
Total	68,935	$		68,935

(1) The Company’s Board of Directors authorized its first stock repurchase program on July 27, 2017 to acquire up to 97,084 shares, or 5.0% of the Company’s then outstanding common stock.  Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.  There is no guarantee as to the exact number of shares to be repurchased by the Company.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101	The following materials from FSB Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FSB BANCORP, INC. (registrant)

November 13, 2017	/s/ Dana C. Gavenda
Dana C. Gavenda
Chief Executive Officer

November 13, 2017	/s/ Kevin D. Maroney
Kevin D. Maroney
President and Chief Financial Officer

- 45 -