Form 10-K
period 2017-12-31
FSB Bancorp, Inc.
filed 2018-03-30
CIK 1667939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of the common stock on June 30, 2017, was $26.7 million.

As of March 29, 2018, there were 1,941,253 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

2017 Annual Report to Stockholders (Part II)

Proxy Statement for the 2018 Annual Meeting of Stockholders (Part III).

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

FSB Bancorp, Inc.

FSB Bancorp, Inc. (“FSB Bancorp” or the “Company”) is a Maryland corporation. The Company owns all of the outstanding shares of common stock of Fairport Savings Bank (the “Bank”), its banking subsidiary. At December 31, 2017, the Company had consolidated assets of $314.6 million, total deposits of $216.7 million, and stockholders’ equity of $31.2 million. FSB Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “FSBC.” The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

The Bank’s principal business consists of originating one- to four-family residential real estate mortgage loans and home equity lines of credit, and to a lesser but increasing extent, commercial real estate, multi-family and construction loans. We also offer commercial and industrial loans and other consumer loans. In October 2017, we hired a Chief Lending Officer to manage and oversee the growth of our loan portfolio and supervise credit administration to continue to maintain our high asset quality. Our principal source of funds are the retail deposit products we offer to the general public in the areas surrounding our branch offices. We also utilize borrowings as a source of funds. Our revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment and municipal securities and mortgage-backed securities. We also generate revenues from other income, including realized gains on sales of loans associated with loan production generated from our loan origination offices, deposit fees and service charges, realized gains on sales of securities, earnings on bank owned life insurance and loan fees. Additionally, we derive a portion of our other income through Fairport Wealth Management, our subsidiary that offers non-deposit investments such as annuities, insurance products and mutual funds.

Market Area

Our market area primarily consists of Monroe County, New York, and to a lesser extent, the surrounding counties in Western New York. Monroe County is a suburban market dominated by the City of Rochester, the third largest city in the State of New York. In 2017, Monroe County had a population of 744,000. The Monroe County economy is largely dependent on several large manufacturing companies, as well as sizeable higher education and health care facilities centered in Rochester. The University of Rochester and Strong Memorial Hospital were two of the largest employers in the Rochester area in 2017. Rochester is also home to a number of international businesses, including Bausch & Lomb and Paychex. Additionally, Xerox, while no longer headquartered in Rochester, has its principal offices and manufacturing facilities in Monroe County. As of September 2017, the unemployment rate for Monroe County was 4.9%, as compared to a 4.7% rate for the State of New York and the national average of 4.2%.

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

The majority of our depositors live or work in Monroe County, New York. At June 30, 2017, the latest date for which information is available through the Federal Deposit Insurance Corporation, we held approximately 1.43% of the bank deposits in Monroe County.

Lending Activities

Our principal lending activity is the origination of first mortgage loans to purchase or refinance one- to four-family residential real estate. We also originate a significant number of home equity lines of credit. More recently, we have sought to increase our commercial and multi-family real estate and construction lending. To a lesser extent, we also originate commercial and industrial loans and other consumer loans (consisting of automobile, passbook, overdraft protection and unsecured loans). At December 31, 2017, one- to four-family residential real estate mortgage loans totaled $206.9 million, or 78.3% of our loan portfolio, home equity lines of credit totaled $17.1 million, or 6.5% of our loan portfolio, commercial real estate and multi-family loans totaled $25.5 million, or 9.7%, of our loan portfolio, construction loans totaled $10.8 million, or 4.1%, of our loan portfolio, and all other loans totaled $3.7 million, or 1.4% of our loan portfolio.

Our strategic plan continues to focus on residential real estate lending and to gradually increase our commercial lending. We generally retain in our portfolio adjustable-rate or shorter-term fixed-rate residential real estate mortgage loans. Loans that we sell into the secondary market consist of long-term (a term 15 years or longer), conforming fixed-rate residential real estate mortgage loans and correspondent FHA and VA mortgage loans. These loans are sold without recourse. We retain the servicing rights on all conforming fixed-rate residential mortgage loans that we sell to Freddie Mac. However, we also sell conforming fixed-rate residential mortgage loans servicing released to other secondary market investors. Correspondent FHA and VA mortgage loans are sold in the secondary market on a servicing-released basis. We also broker government mortgage loans with the USDA directly to investors in the secondary market for which we receive a fee. During the year ended December 31, 2017, we sold $70.1 million in long-term, fixed-rate one- to four family real estate loans in the secondary market. At December 31, 2017, we were servicing $132.4 million of loans sold to others. For the year ended December 31, 2017, we realized a gain of $2.1 million on the sale of loans, and we received servicing fees of $314,000. We may experience declines in the residential mortgage loan portfolio during 2018 if interest rates increase.

As a community bank, we are increasing our focus on commercial lending efforts to the small to medium sized business market targeting borrowers with desired loan balances of between $250,000 and $1.0 million. Our loan products include commercial real estate, multi-family, commercial construction and commercial and industrial loans. We are an approved Small Business Administration (“SBA”) lender and anticipate becoming a preferred SBA lender in 2018. As part of the commercial loan strategy, we will seek to use our commercial relationships to grow our commercial transactional deposit accounts.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four-family residential (1)	$206,894	78.38%	$188,573	83.04%	$177,037	87.47%	$169,323	89.50%	$158,189	89.27%
Home equity lines of credit	17,127	6.49	16,797	7.40	14,523	7.18	13,378	7.07	11,045	6.23
Multi-family residential	10,650	4.03	5,103	2.25	5,146	2.54	3,819	2.02	3,069	1.73
Construction (2)	10,750	4.07	6,134	2.70	1,251	0.62	1,106	0.58	2,821	1.59
Commercial	14,803	5.61	8,440	3.72	3,522	1.74	1,427	0.75	2,015	1.14
Commercial and industrial loans	3,679	1.39	1,947	0.86	853	0.42	100	0.05	—	—
Other loans	70	0.03	75	0.03	61	0.03	65	0.03	71	0.04

Total loans receivable	263,973	100.00%	227,069	100.00%	202,393	100.00%	189,218	100.00%	177,210	100.00%
Deferred loan origination (fees) costs	(1)		113		248		265		317
Allowance for loan losses	(1,261)		(990)		(811)		(653)		(526)

Total loans receivable, net	$262,711		$226,192		$201,830		$188,830		$177,001

(1)	Includes $1.6 million, $1.5 million, $1.8 million, $2.0 million, and $1.9 million of closed-end home equity loans at December 31, 2017, 2016, 2015, 2014, and 2013.
(2)	Represents amounts disbursed at December 31, 2017, 2016, 2015, 2014, and 2013. The undrawn amounts of the construction loans totaled $5.9 million, $5.0 million, $1.3 million, $1.1 million, and $2.6 million at December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2018. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One- to Four-Family Residential Real Estate Loans	Home Equity Lines of Credit	Multi- Family Residential Real Estate Loans	Construction Loans	Commercial Real Estate Loans	Commercial & Industrial Loans	Other Loans	Total

Due During the Years Ending December 31,
2018	$171	$697	$-	$2,757	$2	$1,210	$2	$4,839
2019	399	-	-	1,399	-	132	4	1,934
2020	360	-	-	-	342	267	6	975
2021 to 2022	2,170	89	-	-	445	1,750	34	4,488
2023 to 2027	21,347	75	7,240	-	10,902	320	-	39,884
2028 to 2032	31,331	959	1,327	-	1,094	-	3	34,714
2033 and beyond	151,116	15,307	2,083	6,594	2,018	-	21	177,139

Total	$206,894	$17,127	$10,650	$10,750	$14,803	$3,679	$70	$263,973

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2017 that are contractually due after December 31, 2018.

	Due After December 31, 2018
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
One- to four-family residential	$185,044	$21,679	$206,723
Home equity lines of credit	-	16,430	16,430
Multi-family residential	2,511	8,139	10,650
Construction	6,270	1,723	7,993
Commercial	1,230	13,571	14,801
Commercial and industrial loans	621	1,848	2,469
Other loans	68	-	68
Total	$195,744	$63,390	$259,134

One- to Four-Family Residential Real Estate Mortgage Loans. Our primary lending activity is the origination of one- to four-family residential real estate mortgage loans. At December 31, 2017, $206.9 million, or 78.3% of our total loan portfolio, consisted of one- to four-family residential real estate mortgage loans. We offer conforming and non-conforming, fixed-rate and adjustable-rate residential real estate mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $750,000. Our adjustable-rate mortgage loans provide an initial fixed interest rate for one, three, five, seven, or ten years and then adjust annually thereafter and amortize over a period of up to 30 years. We originate fixed-rate mortgage loans with terms of less than 15 years, but at interest rates applicable to our 15-year loans.

One- to four-family residential real estate mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which at December 31, 2017 was $424,000 for single-family homes in our market area. We also originate loans above the lending limit for conforming loans, commonly referred to as “jumbo loans.” At December 31, 2017, we had $26.9 million in jumbo loans. We generally underwrite jumbo loans, which are not uncommon in our market area, in a manner similar to conforming loans. For first mortgage loans with loan-to-value ratios in excess of 80% we require private mortgage insurance. We do not have any loans in our loan portfolio that are considered sub-prime or Alt-A.

We currently offer several adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period ranging from one year to ten years. After the initial fixed period, the interest rate on adjustable-rate mortgage loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board, subject to periodic and lifetime limitations on interest rate changes. All of our traditional adjustable-rate mortgage loans with initial fixed-rate periods of one, three, five, seven, and ten years have initial and periodic caps of two percentage points on interest rate changes, with a cap of six percentage points for the life of the loan. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. We do not offer “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. At December 31, 2017, we had $21.7 million in adjustable-rate one- to four-family residential real estate mortgage loans. Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default.

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

Home Equity Lines of Credit. We offer home equity lines of credit, which are primarily secured by a second mortgage on one- to four-family residences. At December 31, 2017, home equity lines of credit totaled $17.1 million, or 6.5% of total loans receivable. At that date we had an additional $16.4 million of undisbursed home equity lines of credit. We also offer “interest only” loans, where the borrower pays interest for an initial period (ten years), after which the loan converts to a fully amortizing loan with a term of 15 years.

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

Multi-Family Residential and Commercial Real Estate Loans. Loans secured by multi-family real estate totaled $10.7 million, or 4.0%, of the total loan portfolio at December 31, 2017. Multi-family residential loans generally are secured by rental properties. All multi-family residential loans are secured by properties located within our lending area. At December 31, 2017, we had 28 multi-family loans with an average principal balance of $380,000, and the largest multi-family real estate loan had a principal balance of $1.6 million. At December 31, 2017, all of our loans secured by multi-family real estate were performing in accordance with their terms. Multi-family real estate loans are offered with fixed or adjustable interest rates. Multi-family real estate loans are originated for terms of up to 20 years. Adjustable-rate multi-family real estate loans are tied to the average yield on U.S. Treasury securities, subject to periodic and lifetime limitations on interest rate changes.

At December 31, 2017, $14.8 million, or 5.6% of our total loan portfolio, consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed use properties, places of worship, motels, and other commercial properties. We generally originate adjustable-rate commercial real estate loans with maximum terms of up to 15 years. Adjustable-rate commercial real estate loans are tied to the five-year Federal Home Loan Bank advance rate plus a margin, subject to periodic and lifetime limitations on interest rate changes. The maximum loan-to-value ratio of commercial real estate loans is 80%. At December 31, 2017, we had 28 commercial real estate loans with an average principal balance of $529,000. At December 31, 2017, our largest loan secured by commercial real estate consisted of a $2.6 million loan secured by an owner occupied sports complex. At December 31, 2017, all of our loans secured by commercial real estate were performing in accordance with their terms.

We consider a number of factors in originating multi-family real estate and commercial real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 120% of the monthly debt service and the ratio of the loan amount to the appraised value of the mortgaged property. Multi-family real estate loans and commercial real estate loans are originated in amounts up to 80% of the appraised value of the mortgaged property securing the loan. All multi-family and commercial real estate loans are appraised by outside independent appraisers approved by the Board of Directors. Personal guarantees are generally obtained from commercial real estate borrowers.

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

Construction Loans. We originate construction loans for the purchase of developed lots and for the construction of single-family residences. Construction loans are offered to individuals for the construction of their personal residences by a qualified builder which will convert to a residential mortgage loan following construction (construction/permanent loans). At December 31, 2017, construction loans totaled $10.8 million, or 4.1% of total loans receivable. At December 31, 2017, the additional unadvanced portion of these construction loans totaled $5.9 million. We also originate commercial construction loans on a limited basis. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We generally also review and inspect each property before disbursement of funds during the term of the construction loan.

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

Commercial and Industrial Loans. At December 31, 2017, we had $3.7 million in commercial and industrial loans, which amounted to 1.4% of total loans. We make commercial and industrial loans primarily in our market area to a variety of professionals, sole proprietorships, and small businesses. Commercial lending products include term loans and revolving lines of credit. Such loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial and industrial loans are made with either adjustable or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed-rate commercial and industrial loans are set at a margin above the comparable Federal Home Loan Bank advance rate.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, and the value of the collateral. Commercial and industrial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts of up to 70% of the value of the collateral securing the loan. We generally do not make unsecured commercial and industrial loans.

Commercial and industrial loans generally have greater credit risk than residential real estate loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2017, our largest commercial and industrial loan was an $816,000 loan secured by equipment. This loan was performing according to its original terms at December 31, 2017.

Other Loans. We offer a variety of loans secured by property other than real estate. These loans include automobile, passbook, overdraft protection and unsecured loans. At December 31, 2017, these other loans totaled $70,000, or 0.1% of the total loan portfolio.

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

Loans that we sell are sold without recourse. For the year ended December 31, 2017, we realized a gain of $2.1 million on the sale of loans, and we received servicing fees of $314,000. As of December 31, 2017, the principal balance of loans serviced for others totaled $132.4 million. Historically, we have retained the servicing rights on all residential real estate mortgage loans that we have sold. However, we have begun to sell some loans servicing released. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. The value of our servicing rights was $892,000 at December 31, 2017. We have not engaged in loan purchases. We have entered into one loan participation secured by an office building for $998,000 as of December 31, 2017.

The following table shows our loan originations, sales and repayment activities for the years indicated.

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)

Total loans at beginning of year	$227,069	$202,393	$189,218	$177,210	$147,576
Loan originations:
Real estate loans:
One- to four-family residential	91,167	116,331	82,368	68,977	77,181
Home equity lines of credit	6,778	5,562	5,064	5,031	3,368
Multi-family residential	5,769	318	1,602	888	1,975
Construction	20,582	14,202	5,151	4,986	8,628
Commercial	7,560	10,065	3,924	—	1,080
Commercial and industrial loans	1,631	2,612	866	100	—
Other loans	210	101	18	26	46
Total loans originated	133,697	149,191	98,993	80,008	92,278

Sales and loan principal repayments:
Principal repayments	26,690	50,547	30,508	19,750	26,524
Loan sales	70,103	73,968	55,310	48,250	36,120
Net loan activity	36,904	24,676	13,175	12,008	29,634
Total loans at end of year	$263,973	$227,069	$202,393	$189,218	$177,210

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

Residential mortgage loans up to $424,000, home equity loans up to $150,000, lines of credit, personal loans, and unsecured property improvement loans up to $10,000 and automobile loans up to $35,000 may be approved by any lending officer or designee. Residential mortgage loans between $424,000 and $1.0 million, and automobile loans in excess of $35,000 may be approved by any two lending officers. Residential mortgage loans exceeding $1.0 million must be approved by any two lending officers and the Board of Directors. Commercial loans (including commercial real estate, multi-family and commercial and industrial loans) up to $1.0 million may be approved by any two members of the senior officers loan committee with Board approval required for commercial loans exceeding $1.0 million.

We generally require independent third-party appraisals of real property securing loans. Appraisals are performed by independent licensed appraisers. All appraisers are approved by the Board of Directors annually.

Loans to One Borrower. A New York savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral, which generally does not include real estate. Our loans to one borrower limit under this regulation is $4.5 million (excluding the additional amount). At December 31, 2017, we had no loans exceeding this amount. Our policy provides that residential loans to one borrower (or related borrowers) should generally not exceed $1.5 million. At December 31, 2017, we had no loans exceeding this amount.

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

Loans are generally placed on non-accrual status when payment of principal or interest is more than 90 days delinquent, unless the loans are well-secured and in the process of collection. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent and a satisfactory payment history has been established. Loans not secured by real estate will be charged-off if they become 120 days past due. At December 31, 2017, we had two non-accrual residential mortgage loans for $153,000.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no troubled debt restructurings at any of the dates presented below.

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$153	$—	$63	$56	$56
Home equity lines of credit	—	—	18	18	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Other loans	—	—	1	—	—
Total	153	—	82	74	56

Accruing loans 90 days or more past due:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Other loans	—	—	—	—	—
Total loans 90 days or more past due	—	—	—	—	—

Total non-performing loans	153	—	82	74	56

Real estate owned	—	—	—	—	—
Other non-performing assets	—	—	—	—	—

Total non-performing assets	$153	$—	$82	$74	$56

Ratios:
Total non-performing loans to total loans	0.06%	—%	0.04%	0.04%	0.03%
Total non-performing loans to total assets	0.05%	—%	0.03%	0.03%	0.02%
Total non-performing assets to total assets	0.05%	—%	0.03%	0.03%	0.02%

Delinquent Loans. The following table sets forth our loan delinquencies by type, by number and amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2017
Real estate loans:
One- to four-family residential	—	$—	2	$153	2	$153
Home equity lines of credit	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	—	$—	2	$153	2	$153

At December 31, 2016
Real estate loans:
One- to four-family residential	1	$89	—	$—	1	$89
Home equity lines of credit	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial and industrial loans	1	47	—	—	1	47
Other loans	—	—	—	—	—	—
Total	2	$136	—	$—	2	$136

At December 31, 2015
Real estate loans:
One- to four-family residential	—	$—	1	$63	1	$63
Home equity lines of credit	—	—	1	18	1	18
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Other loans	—	—	1	1	1	1
Total	—	$—	3	$82	3	$82

At December 31, 2014
Real estate loans:
One- to four-family residential	1	$93	1	$56	2	$149
Home equity lines of credit	—	—	1	18	1	18
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	1	$93	2	$74	3	$167

At December 31, 2013
Real estate loans:
One- to four-family residential	—	$—	1	$56	1	$56
Home equity lines of credit	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	—	$—	1	$56	1	$56

Foreclosed Real Estate. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until sold. When property is acquired it is recorded at the estimated fair market value less cost to sell at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2017, we had no foreclosed real estate.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of December 31, 2017, we had one residential mortgage loan for $116,000 designated as special mention.

When we classify assets as either substandard, doubtful, or loss we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulators, the New York State Department of Financial Services and the Federal Deposit Insurance Corporation, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets, at December 31, 2017, classified assets consisted of 21 substandard loans totaling $3.2 million and no assets classified as doubtful or loss.

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

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is generally established when the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)

Balance at beginning of year	$990	$811	$653	$526	$436

Charge-offs:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Other loans	—	(1)	—	—	—
Total charge-offs	—	(1)	—	—	—

Recoveries:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Other loans	—	—	—	—	—
Total recoveries	—	—	—	—	—

Net charge-offs	—	(1)	—	—	—
Provision for loan losses	271	180	158	127	90

Balance at end of year	$1,261	$990	$811	$653	$526

Ratios:
Net charge-offs to average loans outstanding	—	—	—	—	—
Allowance for loan losses to non-performing loans at end of year	825.59%	N/A	994.92%	883.71%	939.29%
Allowance for loan losses to total loans at end of year	0.48%	0.44%	0.40%	0.34%	0.30%

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

	At December 31,
	2017			2016			2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$816	64.71%	78.38%	$584	58.99%	83.04%	$524	64.61%	87.47%
Home equity lines of credit	107	8.49	6.49	112	11.31	7.40	101	12.45	7.18
Multi-family residential	80	6.34	4.03	38	3.84	2.25	39	4.81	2.54
Construction	54	4.28	4.07	31	3.13	2.70	6	0.74	0.62
Commercial	148	11.74	5.61	84	8.49	3.72	35	4.32	1.74
Commercial and industrial loans	47	3.73	1.39	28	2.83	0.86	11	1.36	0.42
Other loans	1	0.08	0.03	1	0.10	0.03	1	0.12	0.03
Total allocated allowance	1,253	99.37	100.00	878	88.69	100.00	717	88.41	100.00
Unallocated allowance	8	0.63	—	112	11.31	—	94	11.59	—
Total allowance for loan losses	$1,261	100.00%	100.00%	$990	100.00%	100.00%	$811	100.00%	100.00%

	At December 31,
	2014			2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$448	68.62%	89.50%	$404	76.81%	89.27%
Home equity lines of credit	87	13.32	7.07	55	10.46	6.23
Multi-family residential	29	4.44	2.02	23	4.37	1.73
Construction	6	0.92	0.58	14	2.66	1.59
Commercial	14	2.14	0.75	20	3.80	1.14
Commercial and industrial loans	1	0.15	0.05	—	—	—
Other loans	1	0.15	0.03	1	0.19	0.04
Total allocated allowance	586	89.74	100.00	517	98.29	100.00
Unallocated allowance	67	10.26	—	9	1.71	—
Total allowance for loan losses	$653	100.00%	100.00%	$526	100.00%	100.00%

Investments

Our Board of Directors is responsible for approving and overseeing our investment policy. The investment policy is reviewed at least annually by management and any changes to the policy are recommended to the Board of Directors and are subject to its approval. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, and consistency with our interest rate risk management strategy. Our asset/liability management committee, which consists of our chief executive officer, principal financial officer and other members of management, oversees our investing activities and strategies. All transactions are formally reviewed by the Board of Directors at least quarterly. Any investment which, subsequent to its purchase, fails to meet the guidelines of the policy is reported to the asset/liability management committee, which decides whether to hold or sell the investment.

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

	At December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government and agency obligations	$10,612	$10,470	$8,106	$7,999	$6,000	$5,968
Mortgage-backed securities	7,909	7,843	9,769	9,748	13,974	14,000
Total securities available for sale	$18,521	$18,313	$17,875	$17,747	$19,974	$19,968

Securities held to maturity:
U.S. Government and agency obligations	$—	$—	$—	$—	$6,793	$6,922
State and municipal securities	5,938	5,942	6,675	6,626	4,651	4,726
Mortgage-backed securities	637	646	745	758	1,535	1,574
Total securities held to maturity	$6,575	$6,588	$7,420	$7,384	$12,979	$13,222

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2017 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The state and municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities available for sale:
U.S. Government and agency obligations	$—	—%	$8,607	1.42%	$1,005	1.66%	$1,000	2.50%	$10,612	$10,470	1.55%
Mortgage-backed securities	—	—%	—	—%	—	—%	7,909	1.60%	7,909	7,843	1.60%
Total securities available for sale	$—	—%	$8,607	1.42%	$1,005	1.66%	$8,909	1.70%	$18,521	$18,313	1.57%

Securities held to maturity:
State and municipal securities	$839	1.32%	3,302	1.64%	1,797	2.10%	$—	—%	$5,938	$5,942	1.73%
Mortgage-backed securities	—	—%	—	—%	—	—%	637	3.14%	637	646	3.14%
Total securities held to maturity	$839	1.32%	$3,302	1.64%	$1,797	2.10%	$637	3.14%	$6,575	$6,588	1.87%

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

At December 31, 2017, our deposits totaled $216.7 million. At December 31, 2017, NOW accounts totaled $31.8 million, savings accounts totaled $25.4 million, money market accounts totaled $37.8 million and non-interest-bearing checking accounts totaled $8.4 million. At December 31, 2017, certificates of deposit, including individual retirement accounts (all of which were certificate of deposit accounts), totaled $113.3 million, of which $55.7 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2017			2016			2015
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW	$29,659	15.04%	0.30%	$28,437	15.27%	0.26%	$26,681	15.07%	0.14%
Savings	26,488	13.43	0.39	27,410	14.71	0.37	28,651	16.18	0.44
Money market	34,330	17.41	0.83	24,643	13.23	0.41	21,480	12.13	0.29
Individual retirement accounts	7,081	3.59	1.05	7,442	4.00	0.86	9,942	5.62	1.06
Certificates of deposit	91,103	46.20	1.38	87,806	47.14	1.25	83,574	47.21	1.10
Non-interest-bearing demand deposits	8,526	4.33	—	10,534	5.65	—	6,704	3.79	—

Total deposits	$197,187	100.00%	0.92%	$186,272	100.00%	0.77%	$177,032	100.00%	0.71%

As of December 31, 2017, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $61.0 million. The following table sets forth the maturity of those certificates as of December 31, 2017.

At December 31, 2017
(In thousands)

Three months or less	$9,785
Over three months through six months	4,941
Over six months through one year	13,587
Over one year to three years	28,996
Over three years	3,653

Total	$60,962

Borrowings. Our long-term borrowings consist primarily of advances from the Federal Home Loan Bank of New York. At December 31, 2017, we had the ability to borrow approximately $166.2 million under our credit facilities with the Federal Home Loan Bank of New York, of which $64.4 million was advanced. Borrowings from the Federal Home Loan Bank of New York are secured by our investment in the common stock of the Federal Home Loan Bank of New York as well as by a blanket pledge of our mortgage portfolio not otherwise pledged.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at and for the years shown:

	At or For the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)

Balance at end of year	$64,447	$56,813	$46,092
Average balance during year	$60,457	$46,990	$48,675
Maximum outstanding at any month end	$69,524	$56,813	$52,109
Weighted average interest rate at end of year	1.73%	1.49%	1.55%
Weighted average interest rate during year	1.60%	1.53%	1.53%

We also have a repurchase agreement with Raymond James Financial providing an additional $10.0 million in liquidity collateralized by our U.S. Government obligations. There were no advances outstanding under the repurchase agreement at December 31, 2017. In addition, we also have an unsecured line of credit through Atlantic Community Bankers Bank providing an additional $5.0 million in liquidity. There were no draws or outstanding balances from the line of credit at December 31, 2017.

Other Services. Over the past three years we have focused on developing our electronic service offerings to stay relevant with the younger generation of banking consumers.  Two of the major services that have demonstrated a high level of growth are mobile banking and online bill pay. While online bill pay has become a standard service that most banks offer, our online bill paying service has additional functionality that allows customers to send person-to-person payments using just an email address or phone number. From the mobile banking application, a customer can pay their bills as well as send person-to-person payments. In early 2016, we implemented online account opening. We intend to continue to expand our internet and mobile banking services as we grow.

Subsidiary Activities

Fairport Wealth Management, the Bank’s wholly owned subsidiary, provides investment advisory services to our customers by providing annuities, insurance products and mutual funds in partnership with Infinex Investments, Inc. At December 31, 2017, we derived $174,000 of fee income from Fairport Wealth Management.

Personnel

As of December 31, 2017, we had 83 full-time employees and eight part-time employees. Our employees are not represented by any collective bargaining group. Management believes that our relationship with our employees is good.

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

New York State Community Reinvestment Regulation

Fairport Savings Bank is also subject to provisions of the New York State Banking Law, which imposes continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community (“NYCRA”) which are substantially similar to those imposed by the Community Reinvestment Act. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the New York State Department of Financial Services. The NYCRA requires the New York State Department of Financial Services to make a biennial written assessment of a bank’s compliance with the NYCRA, utilizing a four-tiered rating system and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank’s NYCRA rating when reviewing a bank’s application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. Fairport Savings Bank underwent an examination in 2014 and in 2017 received the report for which a satisfactory NYCRA rating was issued from the New York State Department of Financial Services.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will be increasing each year until fully implemented at 2.5% on January 1, 2019. Beginning on January 1, 2018, the capital conservation buffer requirement is 1.875% of risk-weighted assets.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO began to mature in 2017 and will mature through 2019. For the quarter ended December 31, 2017, the annualized FICO assessment was equal to 0.46 of a basis point of total assets less tangible capital.

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

Federal Home Loan Bank System

Fairport Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Fairport Savings Bank was in compliance with this requirement at December 31, 2017. Based on redemption provisions of the Federal Home Loan Bank of New York, the stock has no quoted market value and is carried at cost. Fairport Savings Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of New York stock. As of December 31, 2017, no impairment has been recognized.

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

Federal Taxation

Tax Cuts and Jobs Act. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted which reduced the corporate federal income tax rate from 34% to 21% and caused a reevaluation of net deferred tax assets. Generally accepted accounting principles requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Method of Accounting. For federal income tax purposes, FSB Bancorp and Fairport Savings Bank currently report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns.

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Fairport Savings Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Fairport Savings Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2017, Fairport Savings Bank had no reserves subject to recapture in excess of its base year reserves.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Fairport Savings Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2017, our total federal pre-1988 base year reserve was approximately $1.5 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Fairport Savings Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a savings bank charter.

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. At December 31, 2017, FSB Bancorp had no AMT payments available to carry forward to future periods. Under the Tax Act, AMT will no longer be imposed beginning in 2018.

Net Operating Loss Carryovers. A company may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2017, FSB Bancorp had no net operating loss carry forwards for federal income tax purposes.

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

As of December 31, 2017, the net book value of our office properties was $4.9 million. The following table sets forth information regarding our offices.

Location	Leased or Owner	Year Acquired or Leased	Net Book Value of Real Property

Main Office:

Fairport	Owner	1932	$1,481,000

Other Properties:

Penfield	Leased	2002	$1,191,000

Irondequoit	Leased	2007	$1,073,000

Webster	Leased	2009	$234,000

Perinton	Leased	2011	$896,000

Pittsford	Leased	2010	$60,000

Greece	Leased	2014	$10,000

Watertown	Leased	2010	—

Cheektowaga	Leased	2015	—

Lewiston	Leased	2017	—

ITEM 3.	LEGAL PROCEEDINGS

Periodically, the Company is involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2017, the Company was not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FSB Bancorp completed its conversion and related stock offering on July 13, 2016. FSB Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “FSBC.” The approximate number of holders of record of FSB Bancorp’s common stock as of March 7, 2018 was 183. Certain shares of FSB Bancorp are held in “nominee” or “street name” and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The table below sets forth the high and low sales prices of FSB Bancorp’s common stock for the periods listed. Information from before July 13, 2016 reflects the stock price information of FSB Bancorp’s predecessor, FSB Community Bankshares, Inc., whose shares were quoted on the OTC Pink under the trading symbol “FSBC.” On July 13, 2016, each share of FSB Community common stock not held by its mutual holding company, FSB Community Bankshares, MHC, was converted to 1.0884 shares of FSB Bancorp common stock. Accordingly, we have adjusted the share prices prior to July 13, 2016 to reflect the 1.0884 exchange rate.

	High	Low
Year Ended December 31, 2017
Quarter ended December 31, 2017	$17.75	$15.30
Quarter ended September 30, 2017	$16.72	$14.60
Quarter ended June 30, 2017	$15.10	$14.21
Quarter ended March 31, 2017	$14.84	$13.97

Year Ended December 31, 2016
Quarter ended December 31, 2016	$14.90	$12.50
Quarter ended September 30, 2016	$13.70	$11.93
Quarter ended June 30, 2016	$12.33	$11.59
Quarter ended March 31, 2016	$12.82	$9.19

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

The following table provides certain information with regard to shares repurchased by the Company during the quarter ended December 31, 2017.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 — October 31, 2017	-	$-	-	28,149
November 1 — November 30, 2017	600	$16.38	600	27,549
December 1 — December 31, 2017	-	$-	-	27,549
Total	600	$16.38	600

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflects the transactions and disposition of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors and certain officers is incorporated herein by reference to the section entitled “Proposal I—Election of Directors” in the Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to management compensation required under this item is incorporated herein by reference to the section entitled “Proposal I—Election of Directors” in the Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to management compensation required under this item is incorporated herein by reference to the section entitled “Proposal I—Election of Directors” in the Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to management compensation required under this item is incorporated herein by reference to the section entitled “Proposal I—Election of Directors” in the Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to management compensation required under this item is incorporated herein by reference to the section entitled “Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement for the 2018 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The documents filed as a part of this Annual Report on Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets – as of December 31, 2017 and 2016
(C)	Consolidated Statements of Income – years ended December 31, 2017 and 2016
(D)	Consolidated Statements of Comprehensive Income – years ended December 31, 2017 and 2016
(E)	Consolidated Statements of Stockholders’ Equity – years ended December 31, 2017 and 2016
(F)	Consolidated Statements of Cash Flows – years ended December 31, 2017 and 2016
(G)	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of FSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
3.2	Bylaws of FSB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on April 28, 2016).
4	Form of Common Stock Certificate of FSB Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.1	Employment Agreement between Fairport Savings Bank and Dana C. Gavenda (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.2	Employment Agreement by and between Fairport Savings Bank and Kevin D. Maroney dated October 26, 2017 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831) filed with the Securities and Exchange Commission on October 31, 2017).
10.3	Supplemental Executive Retirement Plan for Dana C. Gavenda (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.4	Supplemental Executive Retirement Plan Kevin D. Maroney (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.5	Executive Compensation Clawback Agreement with Kevin D. Maroney (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.6	FSB Bancorp, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.7	FSB Bancorp, Inc. 2017 Equity Incentive Plan (incorporated by reference to Appendix A of the definitive Proxy Statement (File No. 001-37831) filed with the Securities and Exchange Commission on July 19, 2017).
10.8	Amendment to Fairport Savings Bank Supplemental Executive Retirement Plan, dated September 27, 2017 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831), filed with the Securities and Exchange Commission on October 3, 2017).
10.9	Amendment to the Supplemental Executive Retirement Agreement between Fairport Savings Bank and Kevin D. Maroney, dated September 27, 2017 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831), filed with the Securities and Exchange Commission on October 3, 2017).

10.10	Form of Restricted Stock Award Agreements (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-220742), filed with the Securities and Exchange Commission on September 29, 2017).
10.11	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-220742), filed with the Securities and Exchange Commission on September 29, 2017).
10.12	Form of Non-Statutory Stock Option Award Agreements (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-220742), filed with the Securities and Exchange Commission on September 29, 2017).
13	2017 Annual Report to Stockholders
23	Consent of Bonadio & Co., LLP
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

ITEM 16.	FORM 10-K SUMMARY

The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSB BANCORP, INC.

Date: March 30, 2018	By:	/s/ Kevin D. Maroney
Kevin D. Maroney
President and Chief Executive Officer
(Duly Authorized Representative)

/s/ Kevin D. Maroney	President, Chief Executive Officer and Director	March 30, 2018
Kevin D. Maroney	(Principal Executive Officer)

/s/ Angela M. Krezmer	Principal Financial Officer	March 30, 2018
Angela M. Krezmer	(Principal Accounting and Financial Officer)

/s/ Dana C. Gavenda	Chairman of the Board	March 30, 2018
Dana C. Gavenda

/s/ Dawn DePerrior	Director	March 30, 2018
Dawn DePerrior

/s/ Stephen Meyer	Director	March 30, 2018
Stephen Meyer

/s/ Lowell C. Patric	Director	March 30, 2018
Lowell C. Patric

/s/ Alicia H. Pender	Director	March 30, 2018
Alicia H. Pender

/s/ James E. Smith	Director	March 30, 2018
James E. Smith

/s/ Charis W. Warshof	Director	March 30, 2018
Charis W. Warshof

/s/ Thomas Weldgen	Director	March 30, 2018
Thomas Weldgen

EXHIBIT INDEX

3.1	Articles of Incorporation of FSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
3.2	Bylaws of FSB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on April 28, 2016).
4	Form of Common Stock Certificate of FSB Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.1	Employment Agreement between Fairport Savings Bank and Dana C. Gavenda (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.2	Employment Agreement by and between Fairport Savings Bank and Kevin D. Maroney dated October 26, 2017 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831) filed with the Securities and Exchange Commission on October 31, 2017).
10.3	Supplemental Executive Retirement Plan for Dana C. Gavenda (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.4	Supplemental Executive Retirement Plan Kevin D. Maroney (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.5	Executive Compensation Clawback Agreement with Kevin D. Maroney (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.6	FSB Bancorp, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.7	FSB Bancorp, Inc. 2017 Equity Incentive Plan (incorporated by reference to Appendix A of the definitive Proxy Statement (File No. 001-37831) filed with the Securities and Exchange Commission on July 19, 2017).
10.8	Amendment to Fairport Savings Bank Supplemental Executive Retirement Plan, dated September 27, 2017 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831), filed with the Securities and Exchange Commission on October 3, 2017).
10.9	Amendment to the Supplemental Executive Retirement Agreement between Fairport Savings Bank and Kevin D. Maroney, dated September 27, 2017 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831), filed with the Securities and Exchange Commission on October 3, 2017).
10.10	Form of Restricted Stock Award Agreements (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-220742), filed with the Securities and Exchange Commission on September 29, 2017).
10.11	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-220742), filed with the Securities and Exchange Commission on September 29, 2017).
10.12	Form of Non-Statutory Stock Option Award Agreements (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-220742), filed with the Securities and Exchange Commission on September 29, 2017).
13	2017 Annual Report to Stockholders
23	Consent of Bonadio & Co., LLP
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements