Form 10-Q
period 2018-03-31
FSB Bancorp, Inc.
filed 2018-05-14
CIK 1667939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 11, 2018, there were 1,941,253 shares issued and outstanding of the registrant’s common stock.

FSB BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

FSB Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2018	2017
ASSETS:
Cash and due from banks	$1,484	$1,672
Interest earning demand deposits	6,220	8,725
Total cash and cash equivalents	7,704	10,397
Available-for-sale securities, at fair value	17,792	18,313
Held-to-maturity securities, at amortized cost (fair value of $6,356 and $6,588, respectively)	6,404	6,575
Investment in restricted stock, at cost	3,274	3,270
Loans held for sale	2,244	2,770
Loans	267,877	263,972
Less: Allowance for loan losses	(1,336)	(1,261)
Loans receivable, net	266,541	262,711
Bank owned life insurance	3,773	3,758
Accrued interest receivable	809	824
Premises and equipment, net	2,975	3,064
Other assets	3,151	2,948
Total assets	$314,667	$314,630

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Non-interest bearing	$8,146	$8,385
Interest bearing	208,611	208,306
Total deposits	216,757	216,691
Short-term borrowings	11,500	13,000
Long-term borrowings	53,035	51,447
Official bank checks	754	929
Other liabilities	1,306	1,344
Total liabilities	283,352	283,411
Stockholders' equity:
Preferred stock – par value $0.01; 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.01; 50,000,000 authorized shares; 1,941,253 and 1,934,853 shares issued and outstanding, respectively	19	19
Paid-in capital	15,531	15,441
Retained earnings	16,329	16,240
Accumulated other comprehensive loss	(257)	(165)
Unearned ESOP shares, at cost	(307)	(316)
Total stockholders’ equity	31,315	31,219
Total liabilities and stockholders' equity	$314,667	$314,630

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	March 31, 2018	March 31, 2017
Interest and dividend income:
Loans, including fees	$2,826	$2,354
Securities:
Taxable	94	69
Tax-exempt	26	29
Mortgage-backed securities	40	30
Other	10	4
Total interest and dividend income	2,996	2,486
Interest expense:
Interest on deposits	563	371
Interest on short-term borrowings	47	17
Interest on long-term borrowings	234	203
Total interest expense	844	591
Net interest income	2,152	1,895
Provision for loan losses	75	52
Net interest income after provision for loan losses	2,077	1,843
Other income:
Service fees	32	40
Fee income	39	35
Increase in cash surrender value of bank owned life insurance	15	15
Realized gain on sale of loans	348	326
Mortgage fee income	174	172
Other	60	48
Total other income	668	636
Other expense:
Salaries and employee benefits	1,627	1,524
Occupancy	281	269
Data processing costs	101	81
Advertising	33	43
Equipment	143	143
Electronic banking	31	7
Directors’ fees	58	72
Mortgage fees and taxes	33	24
FDIC premium expense	26	26
Audits and tax services	49	52
Other	252	255
Total other expenses	2,634	2,496
Income (loss) before income taxes	111	(17)
Provision (benefit) for income taxes	22	(28)
Net income	$89	$11
Earnings per common share – basic and diluted	$0.05	$0.01

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended
	March 31, 2018	March 31, 2017
(In thousands)
Net Income	$89	$11

Other Comprehensive Income (Loss)

Unrealized holding gains (losses) on available-for-sale securities
Unrealized holding gains (losses) arising during the period	(118)	15
Net unrealized gain (loss) on available for sale securities	(118)	15

Other comprehensive income (loss), before tax	(118)	15
Tax effect	(26)	5
Other comprehensive income (loss), net of tax	(92)	10
Comprehensive income (loss)	$(3)	$21

Tax Effect Allocated to Each Component of Other Comprehensive Income
Unrealized holding gains (losses) arising during the period	$(26)	$5
Income tax effect related to other comprehensive income (loss)	$(26)	$5

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated Other
	Common	Paid in	Retained	Comprehensive	Unearned
(In thousands, except share and per share data)	Stock	Capital	Earnings	Loss	ESOP	Total

Balance, January 1, 2018	$19	$15,441	$16,240	$(165)	$(316)	$31,219

Net income	-	-	89	-	-	89

Other comprehensive loss, net of tax	-	-	-	(92)	-	(92)

ESOP shares committed to be released	-	14	-	-	9	23

Stock based compensation	-	76	-	-	-	76

Balance, March 31, 2018	$19	$15,531	$16,329	$(257)	$(307)	$31,315

Balance, January 1, 2017	$19	$16,352	$15,923	$(85)	$(350)	$31,859

Net income	-	-	11	-	-	11

Other comprehensive income, net of tax	-	-	-	10	-	10

ESOP shares committed to be released	-	4	-	-	9	13

Balance, March 31, 2017	$19	$16,356	$15,934	$(75)	$(341)	$31,893

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$89	$11
Adjustments to reconcile net income to net cash flows from operating activities:
Net amortization of premiums and accretion of discounts on investments	21	35
Gain on sale of loans	(348)	(326)
Proceeds from loans sold	19,263	11,567
Loans originated for sale	(18,389)	(13,116)
Amortization of net deferred loan origination costs	357	276
Depreciation and amortization	113	120
Provision for loan losses	75	52
Expense related to ESOP	23	13
Deferred income tax benefit	(2)	(38)
Earnings on investment in bank owned life insurance	(15)	(15)
Decrease (Increase) in accrued interest receivable	15	(53)
Increase in other assets	(203)	(192)
Decrease in other liabilities	(10)	(410)
Net cash flows from operating activities	989	(2,076)
INVESTING ACTIVITIES
Purchases of securities available-for-sale	-	(1,500)
Proceeds from principal paydowns on securities available-for-sale	390	873
Proceeds from principal paydowns on securities held-to-maturity	163	82
Net increase in loans	(4,262)	(9,923)
Purchase of restricted stock, net	(4)	(483)
Purchase of premises and equipment	(24)	(171)
Net cash flows from investing activities	(3,737)	(11,122)
FINANCING ACTIVITIES
Net increase in deposits	66	3,750
Proceeds from long-term borrowings	7,000	5,501
Repayments on long-term borrowings	(5,412)	(4,053)
Proceeds from (repayments on) short-term borrowings, net	(1,500)	7,500
Stock based compensation	76	-
Net (decrease) increase in official bank checks	(175)	275
Net cash flows from financing activities	55	12,973
Change in cash and cash equivalents	(2,693)	(225)
Cash and cash equivalents at beginning of period	10,397	7,407
Cash and cash equivalents at end of period	$7,704	$7,182
CASH PAID DURING THE PERIOD FOR:
Interest	$805	$584
Income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of FSB Bancorp, Inc. (“FSB Bancorp”), Fairport Savings Bank (the “Bank”), and its other wholly owned subsidiary, Fairport Wealth Management (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The results are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any future period.

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

Note 2: New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent updates. This ASU clarifies the principles for recognizing revenue and develops a common standard for U.S. GAAP and International Financial Reporting Standards. The ASU establishes a core principle that requires an entity to identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. The ASU provides for improved disclosure requirements that require entities to disclose sufficient financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the guidance effective January 1, 2018 using the modified retrospective method. The Company’s revenue is the sum of net interest income and non-interest income. The scope of the guidance excludes nearly all net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. The Company completed its review and determined that the majority of non-interest income revenue streams are within the scope of the new standard. Non-interest income streams that are out of scope of the new standard include BOLI, sales of investment securities, mortgage banking activities, and certain items within service charges and other income. Management reviewed contracts related to service charges on deposits, investment advisory commissions and fee income, insurance commission and fee income, and certain items within other service charges and other income. The Company evaluated the impact of this ASU on the Company’s various revenue streams and, upon adoption on January 1, 2018 and going forward, does not anticipate a material impact to the consolidated financial statements. The Company has included applicable disclosures regarding revenue recognition within Note 9 of these consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods with those fiscal years. The adoption had no impact on the consolidated financial statements and only impacted fair value measurement disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The amendments provide guidance on the following eight specific cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. This ASU is effective for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted the amendment in this update during the three months ended March 31, 2018 and noted no material impact to the consolidated financial statements.

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

Note 3: Earnings per Common Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to FSB Bancorp, Inc. Diluted earnings per share is calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. There is no impact on earnings per share because no stock options have vested as of March 31, 2018. On September 27, 2017, the Board of Directors of the Company approved restricted stock and stock option grants to senior management and the directors of the Company, pursuant to the terms of the 2017 Equity Incentive Plan (the “Plan”). The Plan was approved previously by the Company’s stockholders on August 29, 2017. An aggregate of 15,000 stock options and 6,400 shares of restricted stock were granted to senior management during the period ended March 31, 2018. The grants to senior management vest over a five year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2023. The Company did not grant any restricted stock awards or stock options for the period ended March 31, 2017. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

The following tables set forth the calculation of basic and diluted earnings per share.

	Three months ended
	March 31,
(In thousands, except per share data)	2018	2017
Basic and Diluted Earnings Per Common Share
Net income available to common stockholders	$89	$11
Weighted average common shares outstanding	1,907	1,905
Earnings per common share – basic and diluted	$0.05	$0.01

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$10,611	$-	$(207)	$10,404
Mortgage-backed securities – residential	7,507	15	(134)	7,388
Total available-for-sale	$18,118	$15	$(341)	$17,792
Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$472	$6	$-	$478
State and municipal securities	5,932	19	(73)	5,878
Total held-to-maturity	$6,404	$25	$(73)	$6,356

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$10,612	$-	$(142)	$10,470
Mortgage-backed securities – residential	7,909	19	(85)	7,843
Total available-for-sale	$18,521	$19	$(227)	$18,313
Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$637	$9	$-	$646
State and municipal securities	5,938	41	(37)	5,942
Total held-to-maturity	$6,575	$50	$(37)	$6,588

The amortized cost and estimated fair value of debt investments at March 31, 2018 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$838	$835
Due after one year through five years	8,606	8,423	3,299	3,274
Due after five years through ten years	1,005	1,004	1,795	1,769
Due after ten years	1,000	977	-	-
Sub-total	$10,611	$10,404	$5,932	$5,878
Mortgage-backed securities – residential	7,507	7,388	472	478
Totals	$18,118	$17,792	$6,404	$6,356

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2018
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
U.S. Government and agency obligations	4	$66	$4,438	5	$141	$5,966	9	$207	$10,404
Mortgage-backed securities - residential	5	42	2,894	3	92	3,055	8	134	5,949
Totals	9	$108	$7,332	8	$233	$9,021	17	$341	$16,353
Held-to-Maturity
Mortgage-backed securities – residential(1)	-	$-	$-	1	$-	$169	1	$-	$169
State and municipal securities	16	48	3,375	5	25	1,322	21	73	4,697
Totals	16	$48	$3,375	6	$25	$1,491	22	$73	$4,866

	December 31, 2017
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
U.S. Government and agency obligations	4	$34	$4,472	5	$108	$5,999	9	$142	$10,471
Mortgage-backed securities - residential	4	23	2,459	4	62	3,435	8	85	5,894
Totals	8	$57	$6,931	9	$170	$9,434	17	$227	$16,365
Held-to-Maturity
Mortgage-backed securities – residential(1)	-	$-	$-	1	$-	$171	1	$-	$171
State and municipal securities	10	16	1,574	5	21	1,331	15	37	2,905
Totals	10	$16	$1,574	6	$21	$1,502	16	$37	$3,076

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

There were 39 securities in an unrealized loss position at March 31, 2018, of which 14 have been in loss positions for a period greater than twelve months and 25 have been in loss positions for a period less than twelve months. This compares to 33 securities in an unrealized loss position at December 31, 2017, of which 15 had been in loss positions for a period greater than twelve months and 18 had been in loss positions for a period less than twelve months. These issuing entities are currently rated Aaa by Moody’s Investor Services and AA+ by Standard and Poors. Among the 14 securities in loss positions for a period greater than twelve months at March 31, 2018, nine were either direct issuances of, or mortgage-backed securities or collateralized mortgage obligations issued by, the following entities sponsored and guaranteed by the United States Government: GNMA, FNMA, and FHLMC. The remaining five securities that have been in a loss position for a period greater than twelve months were issued by a state or political subdivision, primarily local municipalities. The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired.

Among the 25 securities in an unrealized loss position at March 31, 2018 for less than twelve months, nine were either direct issuances of, or mortgage-backed securities or collateralized mortgage obligations issued by, the following entities sponsored and guaranteed by the United States Government: FNMA, FHLMC, FHLB and FFCB. The remaining 16 securities were issued by a state or political subdivision, primarily local municipalities. The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired. The Company does not intend to sell these securities, nor is it more likely than not, that the Company will be required to sell these securities prior to recovery of the amortized cost. The state and municipal securities are general obligation (G.O.) bonds backed by the full faith and credit of local municipalities. There has never been a default of a New York G.O. in the history of the state. Historical performance does not guarantee future performance, but it does indicate that the risk of loss on default of a G.O. municipal bond for the Company is relatively low. All are paying in accordance with their terms with no deferrals of interest or defaults. As such, management does not believe any individual unrealized loss as of March 31, 2018 represents OTTI.

There were no realized gains or losses on sales of securities for the three months ended March 31, 2018 and March 31, 2017.

As of March 31, 2018 and December 31, 2017, no securities were pledged to secure public deposits or for any other purpose required or permitted by law.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of investing in, or originating, these types of investments or loans.

Note 5: Loans

Major classifications of loans at the indicated dates are as follows:

	March 31,	December 31,
(In thousands)	2018	2017
Real estate loans:
Secured by one-to-four family residences	$211,265	$206,894
Secured by multi-family residences	10,499	10,650
Construction	8,401	10,750
Commercial real estate	16,713	14,803
Home equity lines of credit	16,822	17,127
Total real estate loans	263,700	260,224
Commercial and industrial loans	4,142	3,679
Other loans	57	70
Total loans	267,899	263,973
Net deferred loan origination fees	(22)	(1)
Less allowance for loan losses	(1,336)	(1,261)
Loans receivable, net	$266,541	$262,711

The Company originates residential mortgage, commercial, and consumer loans largely to customers throughout Monroe county and the surrounding western New York counties of Erie, Livingston, Ontario, Orleans, Jefferson, Niagara, and Wayne. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers’ abilities to honor their loan contracts is dependent upon the counties’ employment and economic conditions.

As of March 31, 2018 and December 31, 2017, residential mortgage loans with a carrying value of $194.8 million and $190.4 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings. The Company retains the servicing on conventional fixed-rate mortgage loans sold to Freddie Mac (“FHLMC”) and receives a fee based on the principal balance outstanding. Loans serviced for others totaled $132.1 million and $132.4 million at March 31, 2018 and December 31, 2017, respectively. Loan servicing rights are recorded at fair value when loans are sold with servicing rights retained. The fair value of the mortgage servicing rights (“MSRs”) is determined using a method which utilizes servicing income, discount rates, and prepayment speeds relative to the Bank’s portfolio for MSRs and are amortized over the life of the loan. MSRs amounted to $894,000 and $892,000 at March 31, 2018 and December 31, 2017, respectively, and are included in other assets on the consolidated balance sheets.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 3 to the consolidated financial statements included in FSB Bancorp’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2018 and have not changed.

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
Other loans

The following tables present the classes of the loan portfolio, not including net deferred loan fees, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of March 31, 2018
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate loans:
Secured by one-to-four family residences	$209,049	$115	$2,101	$-	$211,265
Secured by multi-family residences	10,499	-	-	-	10,499
Construction	8,401	-	-	-	8,401
Commercial real estate	15,758	955	-	-	16,713
Home equity lines of credit	16,607	-	215	-	16,822
Total real estate loans	260,314	1,070	2,316	-	263,700
Commercial & industrial loans	4,142	-	-	-	4,142
Other loans	57	-	-	-	57
Total loans	$264,513	$1,070	$2,316	$-	$267,899

	As of December 31, 2017
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate loans:
Secured by one-to-four family residences	$203,815	$116	$2,963	$-	$206,894
Secured by multi-family residences	10,650	-	-	-	10,650
Construction	10,750	-	-	-	10,750
Commercial real estate	14,803	-	-	-	14,803
Home equity lines of credit	16,897	-	230	-	17,127
Total real estate loans	256,915	116	3,193	-	260,224
Commercial & industrial loans	3,679	-	-	-	3,679
Other loans	70	-	-	-	70
Total loans	$260,664	$116	$3,193	$-	$263,973

Real estate loans secured by one-to four family residences rated substandard decreased $862,000, or 29.1%, to $2.1 million at March 31, 2018 from $3.0 million at December 31, 2017 due to the upgrades of five residential mortgage loans now paying as agreed, partially offset by the addition of two residential mortgage loans newly categorized as such during the three months ended March 31, 2018. Commercial real estate loans rated special mention increased $955,000 to $955,000 from the $0 balance at December 31, 2017 due to the addition of two loans newly categorized as such after annual financial statement reviews of these borrowers were performed during the three months ended March 31, 2018.

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

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by portfolio segment and class of loans, as of March 31, 2018 and December 31, 2017, are detailed in the following tables:

	As of March 31, 2018
	30-59 Days	60-89 Days
	Past Due	Past Due	90 Days	Total		Total Loans
(In thousands)	And Accruing	And Accruing	and Over	Past Due	Current	Receivable
Real estate loans:
Secured by one-to-four family residences	$64	$-	$91	$155	$211,110	$211,265
Secured by multi-family residences	-	-	-	-	10,499	10,499
Construction	-	-	-	-	8,401	8,401
Commercial	-	-	-	-	16,713	16,713
Home equity lines of credit	157	-	-	157	16,665	16,822
Total real estate loans	221	-	91	312	263,388	263,700
Commercial & industrial loans	-	-	-	-	4,142	4,142
Other loans	-	-	-	-	57	57
Total loans	$221	$-	$91	$312	$267,587	$267,899

	As of December 31, 2017
	30-59 Days	60-89 Days
	Past Due	Past Due	90 Days	Total		Total Loans
(In thousands)	And Accruing	And Accruing	and Over	Past Due	Current	Receivable
Real estate loans:
Secured by one-to-four family residences	$699	$-	$153	$852	$206,042	$206,894
Secured by multi-family residences	-	-	-	-	10,650	10,650
Construction	-	-	-	-	10,750	10,750
Commercial	-	-	-	-	14,803	14,803
Home equity lines of credit	-	-	-	-	17,127	17,127
Total real estate loans	699	-	153	852	259,372	260,224
Commercial & industrial loans	-	-	-	-	3,679	3,679
Other loans	-	-	-	-	70	70
Total loans	$699	$-	$153	$852	$263,121	$263,973

Real estate loans secured by one-to four family residences 30-59 days past due and accruing decreased $635,000, or 90.8%, to $64,000 at March 31, 2018 from $699,000 at December 31, 2017 due to the removal of three loans categorized as such during the three months ended March 31, 2018.

At March 31, 2018, the Company had two nonaccrual residential mortgage loans for $91,000. At December 31, 2017, the Company had two nonaccrual residential mortgage loans for $153,000.

There were no loans that were past due 90 days or more and still accruing interest at March 31, 2018 and December 31, 2017. At March 31, 2018 and December 31, 2017, there were no loans considered to be impaired and no troubled debt restructurings.

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

	For the three months ended March 31, 2018
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$816	$80	$54	$148	$107	$47	$9	$1,261
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	(74)	(1)	(12)	57	(2)	6	101	75
Ending balance	$742	$79	$42	$205	$105	$53	$110	$1,336

	For the three months ended March 31, 2017
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$584	$38	$31	$84	$112	$28	$113	$990
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	77	7	-	23	2	-	(57)	52
Ending balance	$661	$45	$31	$107	$114	$28	$56	$1,042

The other/unallocated component of the allowance for loan losses increased from December 31, 2017 due to improvements in loan classifications from December 31, 2017 to March 31, 2018.

The Company had no foreclosed real estate at March 31, 2018 or December 31, 2017.

At March 31, 2018 and December 31, 2017, the Company had one residential real estate loan for $37,000 in the process of foreclosure.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	March 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale portfolio
U.S. Government and agency obligations	$-	$10,404	$-	$10,404
Mortgage-backed securities – residential	-	7,388	-	7,388
Total available-for-sale securities	$-	$17,792	$-	$17,792

	December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale portfolio
U.S. Government and agency obligations	$-	$10,470	$-	$10,470
Mortgage-backed securities – residential	-	7,843	-	7,843
Total available-for-sale securities	$-	$18,313	$-	$18,313

There have been no transfers of assets into or out of any fair value measurement level during the quarter ended March 31, 2018.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period-ends, and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the financial assets and liabilities were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		March 31, 2018		December 31, 2017
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and due from banks	1	$1,484	$1,484	$1,672	$1,672
Interest earning demand deposits	1	6,220	6,220	8,725	8,725
Securities - available-for-sale	2	17,792	17,792	18,313	18,313
Securities - held-to-maturity	2	6,404	6,356	6,575	6,588
Investment in restricted stock	2	3,274	3,274	3,270	3,270
Loans held for sale	2	2,244	2,244	2,770	2,770
Loans, net	3	266,541	261,662	262,711	261,588
Accrued interest receivable	1	809	809	824	824

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	102,539	102,539	103,377	103,377
Time Deposits	2	114,218	114,604	113,314	113,501
Borrowings	2	64,535	64,777	64,447	64,502
Accrued interest payable	1	133	133	94	94

Note 8: Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended March 31, 2018
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$(165)	$(165)
Other comprehensive loss	(92)	(92)
Ending balance	$(257)	$(257)

	For the three months ended March 31, 2017
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$(85)	$(85)
Other comprehensive income	10	10
Ending balance	$(75)	$(75)

Note 9: Non-Interest Income

During the three months ended March 31, 2018, the Company adopted the amendments of ASU 2014-09 – Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. The Company has included the following table regarding the Company’s non-interest income for the periods presented.

	For the three	For the three
	months ended	months ended
	March 31, 2018	March 31, 2017
(In thousands)
Service fees
Deposit related fees	10	19
Insufficient funds fee	22	21
Total service fees	32	40
Fee income
Securities commission income	17	12
Insurance commission income	22	23
Total insurance and securities commission income	39	35
Card income
Debit card interchange fee income	35	31
ATM fees	7	7
Total card income	42	38
Mortgage fee income and realized gain on sales of loans
Residential mortgage loan origination fees	81	83
Commercial loan fees	8	13
Loan servicing income	85	76
Realized gain on sales of residential mortgage loans	301	326
Realized gain on sale of SBA loan	47	-
Total mortgage fee income and realized gain on sales of loans	522	498
Bank owned life insurance	15	15
Other miscellaneous income	18	10
Total non-interest income	$668	$636

The Company recognizes revenue as it is earned and noted no impact to its revenue recognition policies as a result of the adoption of ASU 2014-09. The following is a discussion of key revenues within the scope of the new revenue guidance:

•	Service fees – Revenue from fees on deposit accounts is earned through the presentation of an individual item for processing for insufficient funds fees or customer initiated activities or passage of time for deposit related fees.
•	Fee income – Fee income is earned through commissions on insurance and securities sales and earned at a point in time.
•	Card income – Card income consists of interchange fees from consumer debit card networks and other card related services. Interchange rates are set by the card networks. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur.
•	Mortgage fee income and realized gain on sales of loans – Revenue from mortgage fee income and realized gain on sales of loans is earned through the origination of residential and commercial mortgage loans and the sales of one-to-four family residential mortgage loans and government guaranteed portions of SBA loans and is recognized as transactions occur.

Note 10: Stock-Based Compensation

On January 5, 2018, a total of 6,400 restricted stock awards were granted to four executive officers of the Company. The awards will vest ratably over five years (20% per year for each year of the participant’s service with the Company).

The Bank also has a stock-based compensation plan which allows the Company to issue up to 194,168 stock options. On January 5, 2018, the Board of Directors granted a combined total of 15,000 options to three executive officers to buy stock under the plan at an exercise price of $17.52, the fair value of the stock as of January 5, 2018. These options have a 10-year term and are vested over a five year period.

A summary of the Company’s stock option activity and related information for its option plans for the three months ended March 31, 2018 and 2017 is as follows:

	2018		2017
	Options	Weighted Average Exercise Price Per Share	Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	152,080	$16.72	-	$-
Grants	15,000	17.52	-	-
Exercised	-	-	-	-
Outstanding at quarter end	167,080	$16.79	-	$-

Exercisable at quarter end	-	$-	-	$-

The grants to senior management and directors vest over a five year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2023.

The compensation expense of the awards is based on the fair value of the instruments on the date of grant. The Company recorded compensation expense in the amount of $76,000 for the three months ended March 31, 2018 and did not record any compensation expense for the three months ended March 31, 2017.

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

Overview

The following discussion reviews the Company's financial condition at March 31, 2018 and at December 31, 2017 and the results of operations for the three month periods ended March 31, 2018 and 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other period.

Our business has traditionally focused on originating one- to four-family residential real estate mortgage loans, home equity lines of credit, and offering retail deposit accounts. In recent years, we have expanded our mortgage origination footprint and opened new mortgage offices in Cheektowaga and Lewiston, New York. Our primary market area now consists of Monroe County and the surrounding western New York counties of Erie, Livingston, Ontario, Orleans, Jefferson, Niagara, and Wayne. Management has made the decision to deploy available funds from deposit and borrowing growth into higher-yielding assets, primarily commercial loan products and adjustable rate one- to four-family mortgage and construction loans in 2018. More recently, we shifted attention to expand our commercial loan department in an effort to improve our interest rate risk exposure with shorter duration commercial loan products, as well as higher yielding assets.

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

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The most significant accounting policies followed by the Company are presented in FSB Bancorp's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2018. These policies, along with the disclosures presented in the other financial statement notes filed with the SEC and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, involve the most complex subjective decisions or assessments including our policies with respect to our allowance for loan losses, deferred tax assets and the estimation of fair values for accounting and disclosure purposes. These areas could be the most subject to revision as new information becomes available. There have been no significant changes in application of critical accounting policies during the three months ended March 31, 2018.

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

Comparison of Financial Condition at March 31, 2018 and at December 31, 2017

Total Assets. Total assets increased $37,000 to $314.7 million at March 31, 2018 from $314.6 million at December 31, 2017, primarily due to increases in net loans receivable and other assets, nearly offset by decreases in cash and cash equivalents, securities available-for-sale, and securities held-to-maturity.

Cash and cash equivalents, primarily interest-earning demand deposits at the Federal Reserve Bank and the Federal Home Loan Bank, decreased by $2.7 million, or 25.9%, to $7.7 million at March 31, 2018 from $10.4 million at December 31, 2017, as it was used to fund loans.

Net loans receivable increased $3.8 million, or 1.5%, to $266.5 million at March 31, 2018 from $262.7 million at December 31, 2017. The Bank continues to focus on loan production as we continue to primarily grow our residential mortgage and commercial loan portfolios at a measured pace while still maintaining our exceptional credit quality and strict underwriting standards. One-to four-family residential mortgage loans increased $4.4 million, or 2.1%, to $211.3 million at March 31, 2018 from $206.9 million at December 31, 2017. Commercial real estate loans increased $1.9 million, or 12.9%, to $16.7 million at March 31, 2018 from $14.8 million at December 31, 2017. Commercial and industrial loans increased $463,000 or 12.6%, to $4.1 million at March 31, 2018 from $3.7 million at December 31, 2017. We anticipate continued growth in loan production throughout the remainder of the year. The Bank originated $18.2 million of residential mortgage loans and sold $12.0 million of such loans in the secondary market as a balance sheet management strategy during the first three months of 2018 to reduce interest rate risk. The Bank sold these loans at a gain of $301,000 which was recorded in other income. At March 31, 2018, the Bank was servicing $132.1 million in residential mortgage loans and $760,000 in commercial real estate loans sold to third parties and will realize servicing income on these loans as long as they remain outstanding. At March 31, 2018, the Bank had $2.2 million in loans held for sale, comprised of one- to four-family residential fixed rate conventional, FHA, and VA mortgage loans originated and closed by the Bank in the first quarter of 2018 that have been committed for sale in the secondary market, and will be delivered and sold in the second quarter of 2018. Mortgage servicing rights increased $2,000, or 0.2%, to $894,000 at March 31, 2018 compared to $892,000 at December 31, 2017, and are included in other assets on the consolidated balance sheets.

Other assets increased by $203,000, or 6.9%, to $3.2 million at March 31, 2018 from $2.9 million at December 31, 2017.

Securities available-for-sale decreased by $521,000, or 2.8%, to $17.8 million at March 31, 2018 from $18.3 million at December 31, 2017. The decrease was due to principal repayments of $390,000, a decrease in the fair market value of available-for-sale securities of $118,000 due to the increase in market interest rates, and amortization of $13,000 during the first three months of 2018.

Securities held-to-maturity decreased $171,000, or 2.6%, to $6.4 million at March 31, 2018 from $6.6 million at December 31, 2017 due to principal repayments of $163,000 and amortization of $8,000 during the first three months of 2018.

Deposits and Borrowings. Total deposits increased $66,000 to $216.8 million at March 31, 2018 from $216.7 million at December 31, 2017. Total borrowings from the Federal Home Loan Bank of New York increased $88,000, or 0.1%, to $64.5 million at March 31, 2018 from $64.4 million at December 31, 2017. Long-term borrowings increased $1.6 million, or 3.1%, to $53.0 million at March 31, 2018 from $51.4 million at December 31, 2017 due to $7.0 million in new advances partially offset by $5.4 million in principal repayments on our amortizing advances and maturities. The Company decreased its short-term borrowings by $1.5 million, or 11.5%, to $11.5 million at March 31, 2018 compared to $13.0 million at December 31, 2017 with the intention of further reducing these balances in the second quarter of 2018 due to expected deposit growth from additional promotional specials.

Stockholders’ Equity. Stockholders’ equity increased $96,000, or 0.3%, to $31.3 million at March 31, 2018 from $31.2 million at December 31, 2017. The increase was primarily due to $89,000 in net income, a $76,000 increase in additional paid in capital as a result of stock based compensation, and an increase of $23,000 resulting from the release of ESOP shares from the suspense account, partially offset by an increase of $92,000 in accumulated other comprehensive loss during the three months ended March 31, 2018.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General. Net income increased $78,000, or 709.1%, to $89,000 for the quarter ended March 31, 2018 from $11,000 for the quarter ended March 31, 2017. The quarter over quarter increase was attributable to increases in net interest income of $257,000 and other income of $32,000, partially offset by increases in other expense of $138,000, provision for income taxes of $50,000, and provision for loan losses of $23,000.

Interest and Dividend Income. Total interest and dividend income increased $510,000, or 20.5%, to $3.0 million for the quarter ended March 31, 2018 from $2.5 million for the quarter ended March 31, 2017. The increase resulted from a $34.9 million increase quarter over quarter in average interest-earning assets, primarily residential mortgage and commercial real estate loans, and a 23 basis point increase in the average yield earned on interest-earning assets from 3.78% for the three months ended March 31, 2017 to 4.01% for the three months ended March 31, 2018.

Interest income on loans increased $472,000, or 20.1%, to $2.8 million for the quarter ended March 31, 2018 from $2.4 million for the quarter ended March 31, 2017, reflecting a $35.1 million increase in the average balance of loans to $269.0 million for the three months ended March 31, 2018 from $233.9 million for the three months ended March 31, 2017, in addition to a 17 basis point increase in the average yield earned on loans for the three months ended March 31, 2018 as compared to the same period in 2017. The increase in the average balance of loans was due to our focus on increasing our residential mortgage and commercial loan portfolios during the three months ended March 31, 2018 as compared to the same period in 2017. The average yield on loans increased to 4.20% for the three months ended March 31, 2018 from 4.03% for the three months ended March 31, 2017, reflecting increases in market interest rates on loan products, primarily commercial mortgages, commercial and industrial, and consumer loans in addition to upward repricing for adjustable rate loans in a rising interest rate environment.

Interest income on taxable investment securities increased $25,000, or 36.2%, to $94,000 for the three months ended March 31, 2018 from $69,000 for the three months ended March 31, 2017. The average balance of taxable investment securities increased $2.3 million, or 21.0%, to $13.5 million for the three months ended March 31, 2018 from $11.1 million for the three months ended March 31, 2017. The average yield on taxable investment securities increased 32 basis points to 2.79% during the quarter ended March 31, 2018 as compared to 2.47% for the quarter ended March 31, 2017 due to new purchases of modestly higher yielding investment securities replacing calls of slightly lower yielding investment securities. Interest income on mortgage-backed securities increased $10,000 to $40,000 for the three months ended March 31, 2018, from $30,000 for the three months ended March 31, 2017 reflecting an increase in the average yield on mortgage-backed securities of 72 basis points to 1.92% for the three months ended March 31, 2018 from 1.20% for the three months ended March 31, 2017, partially offset by a decrease in the average balance of mortgage-backed securities of $1.7 million, or 17.3%, to $8.3 million for the three months ended March 31, 2018 from $10.0 million for the three months ended March 31, 2017. The increase in average yield on mortgage-backed securities was primarily attributable to slower prepayment speeds and upward repricing on the pools of mortgage-backed securities held in portfolio during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. A portion of the cash flow from these investment and mortgage-backed securities was redeployed to fund loan growth. Interest income on tax-exempt state and municipal securities decreased $3,000, to $26,000 for the three months ended March 31, 2018, from $29,000 for the three months ended March 31, 2017. The average balance of state and municipal securities decreased by $736,000, or 11.0%, from $6.7 million for the three months ended March 31, 2017 to $5.9 million for the three months ended March 31, 2018. The average tax equivalent yield on state and municipal securities decreased 45 basis points to 2.19% for the three months ended March 31, 2018 from 2.64% for the three months ended March 31, 2017, as a result of the enactment of the Tax Cuts and Jobs Act that took effect on January 1, 2018 which reduced the corporate federal income tax rate from 34% to 21%. Interest income on Fed Funds sold increased $6,000, or 150.0%, to $10,000 for the three months ended March 31, 2018 from $4,000 for the three months ended March 31, 2017. The average yield on Fed Funds sold increased 71 basis points to 1.33% during the quarter ended March 31, 2018 as compared to 0.62% for the quarter ended March 31, 2017 due to the Federal Reserve’s increase of the fed funds rate, partially offset by a decrease in the average balance of Fed Funds sold of $32,000, or 1.0%, to $3.1 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Total Interest Expense.  Total interest expense increased $253,000, or 42.8%, to $844,000 for the quarter ended March 31, 2018 from $591,000 for the quarter ended March 31, 2017. Total interest expense reflected an increase in interest expense on deposits of $192,000 and an increase in interest expense on borrowings of $61,000 when comparing the quarters ended March 31, 2018 and 2017. The total interest expense reflected an increase in the average cost of interest-bearing liabilities of 24 basis points from 1.01% for the three months ended March 31, 2017 to 1.25% for the three months ended March 31, 2018, in addition to an increase of $35.6 million in average interest-bearing liabilities.

Interest expense on deposits increased $192,000, or 51.8%, to $563,000 for the three months ended March 31, 2018 from $371,000 for the three months ended March 31, 2017. The average cost of deposits increased to 1.09% for the three months ended March 31, 2018 from 0.85% for the three months ended March 31, 2017, primarily reflecting higher average balances on higher rate promotional money market and certificates of deposit accounts offered during the first quarter of 2018. The average balance of deposits increased $32.6 million, or 18.7%, from $174.3 million for the three months ended March 31, 2017 to $206.9 million for the three months ended March 31, 2018 also primarily due to promotional certificates of deposit and money market accounts offered in the first quarter of 2018. The average cost of certificates of deposit (including individual retirement accounts) increased to 1.53% for the three months ended March 31, 2018 from 1.22% for the three months ended March 31, 2017, in addition to an increase in the average balance of these accounts by $25.8 million to $114.7 million for the three months ended March 31, 2018 from $88.9 million for the three months ended March 31, 2017. The average balance of transaction accounts, our core non-time deposit accounts, increased by $6.7 million to $100.0 million for the three months ended March 31, 2018 from $93.3 million for the three months ended March 31, 2017, along with an increase in the average cost of transaction accounts of six basis points to 0.49% for the three months ended March 31, 2018 from 0.43% for the three months ended March 31, 2017 primarily due to promotional money market accounts.

At March 31, 2018, we had $38.4 million of certificates of deposit, including individual retirement accounts, scheduled to mature throughout the remainder of 2018. Based on current market interest rates, we expect that the cost of these deposits upon renewal will be at a moderately higher cost to us than their current contractual rates.

Interest expense on borrowings increased $61,000 from $220,000 for the quarter ended March 31, 2017 to $281,000 for the quarter ended March 31, 2018, due to a $3.0 million increase in our average balance of borrowings with the Federal Home Loan Bank from $59.0 million for the three months ended March 31, 2017 to $62.1 million for the three months ended March 31, 2018 in order to fund loans, along with an increase in the average cost of these funds from 1.49% for the three months ended March 31, 2017 to 1.81% for the three months ended March 31, 2018.

Net Interest Income. Net interest income increased $257,000, or 13.6%, to $2.2 million for the quarter ended March 31, 2018 as compared to $1.9 million for the quarter ended March 31, 2017. Net interest income increased primarily due to continued efforts to change the interest-earning asset mix to increase the balances of higher yielding residential and commercial loans when comparing the quarter ended March 31, 2018 to the same period in 2017. Our net interest rate spread decreased one basis point to 2.76% for the quarter ended March 31, 2018 compared to 2.77% for the quarter ended March 31, 2017. There was an increase in the average cost of our interest-bearing liabilities of 24 basis points from 1.01% for the three months ended March 31, 2017 to 1.25% for the three months ended March 31, 2018, partially offset by a 23 basis point increase in the average yield on our interest-earning assets to 4.01% for the three months ended March 31, 2018 from 3.78% for the three months ended March 31, 2017. Our net interest margin decreased one basis point from 2.89% during the three months ended March 31, 2017 to 2.88% during the three months ended March 31, 2018.

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

Based on our evaluation of the above factors, we recorded a $75,000 provision for loan losses for the quarter ended March 31, 2018, compared to a $52,000 provision for loan losses recorded for the quarter ended March 31, 2017. The increase in the three months ended March 31, 2018 was the result of additional specific and general provisions deemed necessary to support an increased balance of loans receivable, primarily one- to four-family residential real estate, multi-family residential real estate, and commercial real estate, and to a lesser extent, construction and commercial and industrial loans, as well as a potentially weaker economy when comparing the three months ended March 31, 2018 and March 31, 2017. The increase in the specific provision was due to an increase in loans rated special mention and substandard which were classified as such during the three months ended March 31, 2018. The allowance for loan losses was $1.3 million, or 0.50% of net loans outstanding at March 31, 2018 compared to $1.0 million, or 0.44% of net loans outstanding, at March 31, 2017. The allowance for loan losses was $1.3 million, or 0.48% of net loans outstanding at December 31, 2017.

Other Income. Other income increased by $32,000, or 5.0%, to $668,000 for the three months ended March 31, 2018 compared to $636,000 for the three months ended March 31, 2017. The increase in other income was primarily attributable to an increase in realized gains on sales of loans. Realized gains on sales of loans increased $22,000, or 6.8%, to $348,000 for the three months ended March 31, 2018 from $326,000 for the three months ended March 31, 2017. The increase in realized gains on sales of loans was primarily due to the sale of the guaranteed portion of a Small Business Administration (“SBA”) commercial loan which will be serviced by the Bank and upon which servicing income will be realized as long as the loan remains outstanding, partially offset by lower premiums received on government and conventional mortgage loans sold in the first quarter of 2018 compared to the first quarter of 2017.

Other Expense. Other expense increased $138,000, or 5.5%, to $2.6 million for the three months ended March 31, 2018 from $2.5 million for the three months ended March 31, 2017. The increase in other expense was primarily attributable to increases in salaries and employee benefits of $103,000, electronic banking of $24,000, and data processing costs of $20,000. Salaries and employee benefits increased $103,000, or 6.8%, to $1.6 million for the three months ended March 31, 2018 from $1.5 million for the three months ended March 31, 2017 primarily due to annual merit increases for existing staff, the addition of a Chief Lending Officer in October 2017, and the expense related to the issuance of restricted stock awards and stock options to senior management and the Board of Directors in the fourth quarter of 2017 and the first quarter of 2018. Electronic banking increased $24,000, or 342.9%, to $31,000 for the three months ended March 31, 2018 from $7,000 for the three months ended March 31, 2017 primarily due to the end of first year promotional pricing associated with the conversion of our core processing system from in-house hosting to data center hosting. Data processing costs increased $20,000, or 24.7%, to $101,000 for the three months ended March 31, 2018 from $81,000 for the three months ended March 31, 2017 primarily due to the end of first year promotional pricing associated with the conversion of our core processing system from in-house hosting to data center hosting.

Income Taxes (Benefit). Income tax expense increased $50,000, or 178.6%, to $22,000 for the three months ended March 31, 2018 from a benefit of $28,000 for the three months ended March 31, 2017. The increase in income tax expense for the three months ended March 31, 2018 as compared to the same period in 2017 was due to higher income before income taxes, partially offset by the reduction in the corporate federal income tax rate from 34% to 21% as a result of the enactment of the Tax Cuts and Jobs Act that took effect on January 1, 2018. The effective tax rate was 19.8% for the three months ended March 31, 2018 compared to (164.7)% for the three months ended March 31, 2017.

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

	For the three months March 31,
	2018			2017
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost(5)	Balance	Interest	Cost(5)
Interest-earning assets:
Loans	$268,975	$2,826	4.20%	$233,901	$2,354	4.03%
Federal funds sold	3,088	10	1.33	3,120	4	0.62
Taxable investment securities	13,492	94	2.79	11,146	69	2.47
Mortgage-backed securities	8,300	40	1.92	10,039	30	1.20
State and municipal securities(1)	5,936	33	2.19	6,672	44	2.64
Total interest-earning assets	$299,791	$3,003	4.01%	$264,878	$2,501	3.78%
Noninterest-earning assets:
Other assets	$10,857			$10,764
Total assets	$310,648			$275,642
Interest-bearing liabilities:
NOW accounts	$30,182	$23	0.31%	$28,256	$20	0.28%
Passbook savings	24,790	22	0.35	25,834	19	0.29
Money market savings	37,245	78	0.84	31,338	61	0.78
Individual retirement accounts	7,040	21	1.17	7,036	16	0.91
Certificates of deposit	107,665	419	1.56	81,877	255	1.25
Federal Home Loan Bank advances	62,095	281	1.81	59,046	220	1.49
Total interest-bearing liabilities	$269,017	$844	1.25%	$233,387	$591	1.01%
Noninterest-bearing liabilities:
Demand deposits	$7,805			$7,871
Other liabilities	2,546			2,506
Total liabilities	$279,368			$243,764
Stockholders' equity	$31,280			$31,878
Total liabilities & stockholders' equity	$310,648			$275,642
Net interest income		$2,159			$1,910
Interest rate spread(2)			2.76%			2.77%
Net interest-earning assets(3)	$30,774			$31,491
Net interest margin(4)		2.88%			2.89%
Ratio of average interest-earning assets to average interest-bearing liabilities	111.44%			113.49%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 21% federal tax rate for the quarter ended March 31, 2018 and a 34% federal tax rate for the quarter ended March 31, 2017. The unadjusted average yield on tax-exempt securities was 1.73% and 1.74% for the quarters ended March 31, 2018 and 2017, respectively. The unadjusted interest income on tax-exempt securities was $26,000 and $29,000 for the quarters ended March 31, 2018 and 2017, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.
(5)	Annualized.

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

	Three months ended March 31,
	2018 vs. 2017
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest and dividend income:
Loans	$368	$104	$472
Federal funds sold	-	6	6
Taxable investment securities	15	10	25
Mortgage-backed securities	(4)	14	10
State and municipal securities(1)	(4)	(7)	(11)
Total interest and dividend income	375	127	502
Interest expense:
NOW accounts	1	2	3
Passbook savings	(1)	4	3
Money market savings	12	5	17
Individual retirement accounts	-	5	5
Certificates of deposit	92	72	164
Federal home loan bank advances	12	48	60
Total interest expense	116	136	252
Net change in net interest income	$259	$(9)	$250

(1)       Tax-exempt interest income is presented on a tax equivalent basis using a 21% federal tax rate for the quarter ended March 31, 2018 and a 34% federal tax rate for the quarter ended March 31, 2017.

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of nonperforming assets at the indicated dates:

	March 31,	December 31,	March 31,
(Dollars In thousands)	2018	2017	2017
Nonaccrual loans:
Residential mortgage loans	$91	$153	$37
Total nonaccrual loans	91	153	37
Total nonperforming loans	91	153	37
Total nonperforming assets	$91	$153	$37

Nonperforming loans to total loans	0.03%	0.06%	0.02%
Nonperforming assets to total assets	0.03%	0.05%	0.01%

Nonperforming assets include nonaccrual loans, non-accruing TDRs, and foreclosed real estate. The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. At March 31, 2018 there were no loans that were past due 90 days or more and still accruing interest. Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. At the dates indicated above, the Company had no TDRs outstanding.

As indicated in the table above, nonperforming assets at March 31, 2018 were $91,000, a decrease of $62,000, or 40.5%, from $153,000 at December 31, 2017. At March 31, 2018, the Company had two non-performing residential mortgage loans for $91,000 and at December 31, 2017, the Company had two non-performing residential mortgage loans for $153,000. At March 31, 2017, the Company had one non-performing residential mortgage loan for $37,000. At the dates indicated above, the Company had no foreclosed real estate.

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the balance sheet. The allowance for loan losses was $1.3 million at March 31, 2018 and December 31, 2017. The Company reported an increase in the ratio of the allowance for loan losses to gross loans to 0.50% at March 31, 2018 as compared to 0.48% at December 31, 2017. Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of March 31, 2018.

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

At March 31, 2018 and December 31, 2017, the Company did not have loans which were deemed to be impaired.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting. Management has identified potential problem loans totaling $3.4 million as of March 31, 2018 as compared to $3.3 million at December 31, 2017. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired. Total potential problem loans increased between these two dates, as the Company reported an increase of $954,000 in loans rated special mention, partially offset by a decrease of $877,000 in loans rated substandard. The increase in loans classified as special mention was due to two commercial real estate loans which were newly categorized as such during the three months ended March 31, 2018. These loans were not criticized as of December 31, 2017. The decrease in loans classified as substandard was due to the upgrades of five residential mortgage loans now paying as agreed, partially offset by the addition of two residential mortgage loans newly categorized as such during the three months ended March 31, 2018. Based on current information available at March 31, 2018, these loans were re-evaluated for their range of potential losses and reclassified accordingly.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included in our consolidated financial statements.

Our primary sources of funds consist of deposit inflows, loan repayments, borrowings from the Federal Home Loan Bank of New York, maturities and principal repayments of securities, and loan and securities sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 20.0% or greater. For the quarter ended March 31, 2018, our liquidity ratio averaged 30.4%. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2018.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits, short and intermediate-term securities and federal funds sold. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2018, cash and cash equivalents totaled $7.7 million.

At March 31, 2018, we had $16.1 million in loan commitments outstanding. In addition to commitments to originate loans, we had $18.8 million in unused lines of credit outstanding to borrowers. Certificates of deposit (including individual retirement accounts comprised solely of certificates of deposit), due within one year of March 31, 2018 totaled $52.0 million, or 45.5% of our certificates of deposit (including individual retirement accounts) and 24.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, and Federal Home Loan Bank borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing certificates of deposit due on or before March 31, 2019. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provides an additional source of funds. Federal Home Loan Bank borrowings increased by $88,000, to $64.5 million at March 31, 2018, from $64.4 million at December 31, 2017. At March 31, 2018, we had the ability to borrow approximately $169.5 million from the Federal Home Loan Bank of New York, of which $64.5 million had been advanced.

We also have a repurchase agreement with Raymond James providing an additional $10.0 million in liquidity. Funds obtained under the repurchase agreement are secured by the Company’s U.S. Government and agency obligations.  There were no advances outstanding under the repurchase agreement at March 31, 2018 and December 31, 2017. In addition to the repurchase agreement with Raymond James, we also have an unsecured line of credit through Atlantic Community Bankers Bank which would provide an additional $5.0 million in liquidity. There were no draws or outstanding balances from the line of credit at March 31, 2018 and December 31, 2017.

Capital

Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2018, Fairport Savings Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. For 2018, the capital conservation buffer requirement is 1.875% of risk-weighted assets.

Fairport Savings Bank’s capital amounts and ratios as of the indicated dates are presented in the following table.

					Minimum
					To Be “Well-
			Minimum		Capitalized”		Well-Capitalized
			For Capital		Under Prompt		With Buffer, Fully
	Actual		Adequacy Purposes		Corrective Provisions		Phased in for 2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018
Total Core Capital (to Risk-Weighted Assets)	$30,495	16.32%	≥$14,944	≥8.0%	≥$18,680	≥10.0%	≥$19,614	≥10.5%
Tier 1 Capital (to Risk-Weighted Assets)	29,159	15.61	≥11,208	≥6.0	≥14,944	≥8.0	≥15,878	≥8.5
Tier 1 Common Equity (to Risk-Weighted Assets)	29,159	15.61	≥8,406	≥4.5	≥12,142	≥6.5	≥13,076	≥7.0
Tier 1 Capital (to Assets)	29,159	9.45	≥12,336	≥4.0	≥15,420	≥5.0	≥15,420	≥5.0
As of December 31, 2017:
Total Core Capital (to Risk-Weighted Assets)	$30,230	16.18%	≥$14,946	≥8.0%	≥$18,683	≥10.0%	≥$19,617	≥10.5%
Tier 1 Capital (to Risk-Weighted Assets)	28,969	15.51	≥11,210	≥6.0	≥14,946	≥8.0	≥15,881	≥8.5
Tier 1 Common Equity (to Risk-Weighted Assets)	28,969	15.51	≥8,407	≥4.5	≥12,144	≥6.5	≥13,078	≥7.0
Tier 1 Capital (to Assets)	28,969	9.18	≥12,183	≥4.0	≥15,229	≥5.0	≥15,229	≥5.0

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

At March 31, 2018 and December 31, 2017, we had $16.1 million and $12.4 million, respectively, of commitments to grant loans, $3.9 million and $5.9 million, respectively, of unadvanced portions of construction loans, and $18.8 million and $17.5 million, respectively, of unfunded commitments under lines of credit. We had two commercial letters of credit for $414,000 at March 31, 2018 and December 31, 2017.

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

Item 4 – Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of March 31, 2018, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2018.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 — January 31, 2018	-		$-	-	27,549
February 1 — February 28, 2018	-		$-	-	27,549
March 1 — March 31, 2018	-		$-	-	27,549
Total	-	$		-

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

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Principal Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Principal Financial Officer
101	The following materials from FSB Bancorp, Inc. Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FSB BANCORP, INC.
(registrant)

May 14, 2018	/s/ Kevin D. Maroney
Kevin D. Maroney
President & Chief Executive Officer

May 14, 2018	/s/ Angela M. Krezmer
Angela M. Krezmer
Principal Financial Officer

- 38 -