Form 10-K/A
period 2017-12-31
FSB Bancorp, Inc.
filed 2018-08-14
CIK 1667939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of August 10, 2018, there were 1,943,253 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

2017 Annual Report to Stockholders (Part II)

Proxy Statement for the 2018 Annual Meeting of Stockholders (Part III).

EXPLANATORY NOTE

FSB Bancorp, Inc. (the “Company”) is filing this amendment to its annual report on Form 10-K for the year ended December 31, 2017 to amend and restate financial statements and certain other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments restate the audited consolidated financial statements for the years ended December 31, 2017 and 2016 and revise the interim unaudited consolidated financial statements for the three months ended March 31, 2017, for the three and six months ended June 30, 2017 and for the three and nine months ended September 30, 2017 (the “Restatement Periods”). These amendments are being filed to change the Company’s treatment of mortgage recording tax expense for residential mortgage loans originated in Erie County, New York beginning in the fourth quarter of 2016 through the fourth quarter of 2017.

Effective for the 2015 tax year, New York state tax law was amended and allowed the Company to become eligible to recapture a portion of the special additional mortgage recording tax paid on mortgages the Company and the Company elected to have the overpayment of tax refunded for the years ended December 31, 2015 through December 31, 2017 rather than used as a credit carryforward. As part of a review of the Company’s 2015 state tax return by the New York State Department of Taxation and Finance, management became aware that the Company had been incorrectly claiming a tax credit for residential mortgages on property located in Erie County, the Company’s second largest county for mortgage originations. Pursuant to New York State Department of Taxation and Finance rules, no tax credit will be allowed for payment of the special additional mortgage recording tax with respect to a mortgage of real property located in Erie County and the mortgage was recorded after 1987.

Upon recommendation of management, the Audit Committee of the Company determined that the effect of reversing the tax credits was necessary for the Restatement Periods. The Company estimates that the cumulative effect of the restatement due to the origination of residential mortgage loans in Erie County beginning in the fourth quarter of 2016 through the fourth quarter of 2017 is a reduction in income before income taxes of $247,000 and a reduction in income net of income taxes of $163,000.

For additional information on the restatement, see Note 1, Restatement, in the Notes to the Consolidated Audited Financial Statements.

The effect this restatement had on earnings for the respective comparative periods is as follows:

		Year Ended	Year Ended
(In thousands, except for per share data)	Total	December 31, 2017	December 31, 2016
Mortgage fees and taxes	$247	$120	$127
Benefit for income taxes	(84)	(41)	(43)
Net income (loss)	$(163)	$(79)	$(84)
Earnings per common share – basic and diluted	$(0.08)	$(0.04)	$(0.04)

	For the Quarter Ended
(In thousands, except for per share data)	Total	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Mortgage fees and taxes	$120	$24	$25	$35	$36
Benefit for income taxes	(41)	(8)	(9)	(12)	(12)
Net income (loss)	$(79)	$(16)	$(16)	$(23)	$(24)
Earnings per common share – basic and diluted	$(0.04)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	For the Quarter Ended
(In thousands, except for per share data)	Total	December 31, 2016
Mortgage fees and taxes	$127	$127
Benefit for income taxes	(43)	(43)
Net income (loss)	$(84)	$(84)
Earnings per common share – basic and diluted	$(0.04)	$(0.04)

The annual report to stockholders was amended to reflect the restatement which is incorporated by reference in Items 7, 8, and 15 and is filed in its entirety as Exhibit 13 to the amendment no. 1 to the annual report on Form 10-K/A. In addition, Items 1 and 9A have been amended to reflect these restatements. All other information contained in the original filing remains unchanged. For convenience of the reader, we have included in this amendment our entire Annual Report on Form 10-K, as amended hereby. For additional information on the restatement see Note 1, Restatement, in the Notes to the Consolidated Audited Financial Statements.

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K/A contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “would,” “should,” “could” or “may,” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

FSB Bancorp, Inc.

FSB Bancorp, Inc. (“FSB Bancorp” or the “Company”) is a Maryland corporation. The Company owns all of the outstanding shares of common stock of Fairport Savings Bank (the “Bank”), its banking subsidiary. At December 31, 2017, the Company had consolidated assets of $314.4 million, total deposits of $216.7 million, and stockholders’ equity of $31.1 million. FSB Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “FSBC.” The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

Concurrent with the completion of the conversion and reorganization, shares of common stock of the Company’s predecessor, FSB Community Bankshares, Inc. (“FSB Community”) owned by public stockholders were exchanged for shares of FSB Bancorp’s common stock, so that the former public stockholders of FSB Community owned approximately the same percentage of FSB Bancorp’s common stock as they owned of FSB Community’s common stock immediately prior to the conversion. Stockholders of FSB Community received 1.0884 shares of FSB Bancorp common stock for each share of FSB Community’s stock they owned immediately prior to completion of the transaction. All financial information presented in this Annual Report on Form 10-K/A for periods before July 13, 2016 relates to the Company’s predecessor, FSB Community.

The Company’s principal office is located at 45 South Main Street, Fairport, New York, 14450. Our website address is www.fairportsavingsbank.com. Our Annual Report on Form 10-K/A is available on our website under the “About Us” and “Investor Relations” tabs. Information on this website is not and should not be considered part of this Annual Report on Form 10-K/A.

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

	One- to Four- Family Residential Real Estate Loans	Home Equity Lines of Credit	Multi- Family Residential Real Estate Loans	Construction Loans	Commercial Real Estate Loans	Commercial & Industrial Loans	Other Loans	Total

Due During the Years Ending December 31,
2018	$171	$697	$-	$2,757	$2	$1,210	$2	$4,839
2019	399	-	-	1,399	-	132	4	1,934
2020	360	-	-	-	342	267	6	975
2021 to 2022	2,170	89	-	-	445	1,750	34	4,488
2023 to 2027	21,347	75	7,240	-	10,902	320	-	39,884
2028 to 2032	31,331	959	1,327	-	1,094	-	3	34,714
2033 and beyond	151,116	15,307	2,083	6,594	2,018	-	21	177,139

Total	$206,894	$17,127	$10,650	$10,750	$14,803	$3,679	$70	$263,973

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

Location	Leased or Owner	Year Acquired or Leased	Net Book Value of Real Property

Main Office:	Owner	1932	$1,481,000
Fairport

Other Properties:

Penfield	Leased	2002	$1,191,000

Irondequoit	Leased	2007	$1,073,000

Webster	Leased	2009	$234,000

Perinton	Leased	2011	$896,000

Pittsford	Leased	2010	$60,000

Greece	Leased	2014	$10,000

Watertown	Leased	2010	—

Cheektowaga	Leased	2015	—

Lewiston	Leased	2017	—

ITEM 3.	LEGAL PROCEEDINGS

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

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2017, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgement in evaluating the benefits of possible controls and procedures relative to their costs.

We identified a material weakness in our controls over accounting that occurred beginning in the fourth quarter of 2016 through the first quarter of 2018 relating to a tax credit for residential mortgages on property located in Erie County, New York, as described below. Based upon that discovery, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a level that provides reasonable assurance as of the last day of the period covered by this report.

The material weakness in internal control over financial reporting resulted from the lack of controls which allowed for incorrectly claiming a tax credit for residential mortgages on property located in Erie County, the Company’s second largest county for mortgage originations. Pursuant to New York State Department of Taxation and Finance rules, no tax credit will be allowed for payment on the special additional mortgage recording tax with respect to a mortgage of real property located in Erie County and the mortgage was recorded after 1987. Specifically, we did not have adequate controls in place to properly identify and account for the additional mortgage recording tax on property located in Erie County, which should have resulted in the Company recognizing an expense for accounting purposes. This material weakness resulted in the correction of the material errors and restatement of prior financial statements as disclosed in Note 1 to the consolidated audited financial statements. Management has identified effective control plans for the remediation of the material weakness which has been implemented in fiscal year 2018.

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

Management identified a material weakness in internal controls relating to accounting for a tax credit for residential mortgages on property located in Erie County, New York. This material weakness had a material effect on our reported financial condition or results of operations as of and for the years ended December 31, 2017 and 2016 and resulted in the restatement of our 2017 and 2016 audited financial statements. We have implemented remedial changes to improve our internal controls over financial reporting.

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

In order to remediate the material weakness in internal controls, the Company refined its process of identifying and recording residential mortgage loans eligible for the mortgage recording tax credit and terminated its relationship with its corporate tax services provider.

Other than the remediation described above, there has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The documents filed as a part of this Amendment No. 1 to the Annual Report on Form 10-K/A are:

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

(a)(3) Exhibits

3.1	Articles of Incorporation of FSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
3.2	Bylaws of FSB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on April 28, 2016).
4	Form of Common Stock Certificate of FSB Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.1	Employment Agreement between Fairport Savings Bank and Dana C. Gavenda (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.2	Employment Agreement by and between Fairport Savings Bank and Kevin D. Maroney dated October 26, 2017 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831) filed with the Securities and Exchange Commission on October 31, 2017).
10.3	Supplemental Executive Retirement Plan for Dana C. Gavenda (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.4	Supplemental Executive Retirement Plan Kevin D. Maroney (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.5	Executive Compensation Clawback Agreement with Kevin D. Maroney (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.6	FSB Bancorp, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.7	FSB Bancorp, Inc. 2017 Equity Incentive Plan (incorporated by reference to Appendix A of the definitive Proxy Statement (File No. 001-37831) filed with the Securities and Exchange Commission on July 19, 2017).
10.8	Amendment to Fairport Savings Bank Supplemental Executive Retirement Plan, dated September 27, 2017 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831), filed with the Securities and Exchange Commission on October 3, 2017).
10.9	Amendment to the Supplemental Executive Retirement Agreement between Fairport Savings Bank and Kevin D. Maroney, dated September 27, 2017 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831), filed with the Securities and Exchange Commission on October 3, 2017).

10.10	Form of Restricted Stock Award Agreements (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-220742), filed with the Securities and Exchange Commission on September 29, 2017).
10.11	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-220742), filed with the Securities and Exchange Commission on September 29, 2017).
10.12	Form of Non-Statutory Stock Option Award Agreements (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-220742), filed with the Securities and Exchange Commission on September 29, 2017).
13	2017 Annual Report to Stockholders
23	Consent of Bonadio & Co., LLP
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

ITEM 16.	FORM 10-K/A SUMMARY

The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSB BANCORP, INC.

Date: August 13, 2018	By:	/s/ Kevin D. Maroney
Kevin D. Maroney
President and Chief Executive Officer
(Duly Authorized Representative)

/s/ Kevin D. Maroney	President, Chief Executive Officer and Director	August 13, 2018
Kevin D. Maroney	(Principal Executive Officer)

/s/ Angela M. Krezmer	Chief Financial Officer	August 13, 2018
Angela M. Krezmer	(Chief Accounting and Financial Officer)

/s/ Dana C. Gavenda	Chairman of the Board	August 13, 2018
Dana C. Gavenda

/s/ Dawn DePerrior	Director	August 13, 2018
Dawn DePerrior

/s/ Stephen Meyer	Director	August 13, 2018
Stephen Meyer

/s/ Lowell C. Patric	Director	August 13, 2018
Lowell C. Patric

/s/ Alicia H. Pender	Director	August 13, 2018
Alicia H. Pender

/s/ James E. Smith	Director	August 13, 2018
James E. Smith

/s/ Charis W. Warshof	Director	August 13, 2018
Charis W. Warshof

/s/ Thomas Weldgen	Director	August 13, 2018
Thomas Weldgen

EXHIBIT INDEX

3.1	Articles of Incorporation of FSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
3.2	Bylaws of FSB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on April 28, 2016).
4	Form of Common Stock Certificate of FSB Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.1	Employment Agreement between Fairport Savings Bank and Dana C. Gavenda (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.2	Employment Agreement by and between Fairport Savings Bank and Kevin D. Maroney dated October 26, 2017 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831) filed with the Securities and Exchange Commission on October 31, 2017).
10.3	Supplemental Executive Retirement Plan for Dana C. Gavenda (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.4	Supplemental Executive Retirement Plan Kevin D. Maroney (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.5	Executive Compensation Clawback Agreement with Kevin D. Maroney (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.6	FSB Bancorp, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.7	FSB Bancorp, Inc. 2017 Equity Incentive Plan (incorporated by reference to Appendix A of the definitive Proxy Statement (File No. 001-37831) filed with the Securities and Exchange Commission on July 19, 2017).
10.8	Amendment to Fairport Savings Bank Supplemental Executive Retirement Plan, dated September 27, 2017 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831), filed with the Securities and Exchange Commission on October 3, 2017).
10.9	Amendment to the Supplemental Executive Retirement Agreement between Fairport Savings Bank and Kevin D. Maroney, dated September 27, 2017 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831), filed with the Securities and Exchange Commission on October 3, 2017).
10.10	Form of Restricted Stock Award Agreements (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-220742), filed with the Securities and Exchange Commission on September 29, 2017).
10.11	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-220742), filed with the Securities and Exchange Commission on September 29, 2017).
10.12	Form of Non-Statutory Stock Option Award Agreements (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-220742), filed with the Securities and Exchange Commission on September 29, 2017).
13	2017 Annual Report to Stockholders
23	Consent of Bonadio & Co., LLP
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

