Form 10-Q/A
period 2018-03-31
FSB Bancorp, Inc.
filed 2018-08-14
CIK 1667939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of August 10, 2018, there were 1,943,253 shares issued and outstanding of the registrant’s common stock.

FSB BANCORP, INC.

EXPLANATORY NOTE

FSB Bancorp, Inc. (the “Company”) is filing this amendment to its quarterly report on Form 10-Q for the period ended March 31, 2018 to amend and restate financial statements and certain other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments restate the Consolidated Financial Statements and the other financial information for the three months ended March 31, 2018 and 2017, and the audited consolidated balance sheet as of December 31, 2017 (the “Restatement Periods”). These amendments are being filed to change the Company’s treatment of mortgage recording tax expense for residential mortgage loans originated in Erie County, New York beginning in the fourth quarter of 2016 through the first quarter of 2018.

Effective for the 2015 tax year, New York state tax law was amended and allowed the Company to become eligible to recapture a portion of the special additional mortgage recording tax paid on mortgages and the Company elected to have the overpayment of tax refunded for the years ended December 31, 2015 through December 31, 2017 and the first quarter ended March 31, 2018 rather than used as a credit carryforward. As part of a review of the Company’s 2015 state tax return by the New York State Department of Taxation and Finance, management became aware that the Company had been incorrectly claiming a tax credit for residential mortgages on property located in Erie County, the Company’s second largest county for mortgage originations. Pursuant to New York State Department of Taxation and Finance rules, no tax credit will be allowed for payment of the special additional mortgage recording tax with respect to a mortgage of real property located in Erie County and the mortgage was recorded after 1987.

Upon recommendation of management, the Audit Committee of the Company determined that the effect of reversing the tax credits was necessary for the Restatement Periods. The Company estimates that the cumulative effect of the restatement due to the origination of residential mortgage loans in Erie County beginning in the fourth quarter of 2016 through the first quarter of 2018 is a reduction in income before income taxes of $266,000 and a reduction in income net of income taxes of $178,000.

The effect this restatement had on earnings for the respective comparative periods is as follows:

	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	March 31, 2018	March 31, 2017
Mortgage fees and taxes	$19	$24
Benefit for income taxes	(4)	(8)
Net income (loss)	$(15)	$(16)
Earnings per common share – basic and diluted	$(0.01)	$(0.01)

Items 1, 2 and 4 have been amended to reflect the restatements. All other information contained in the original filing remains unchanged. For convenience of the reader, we have included in this amendment our entire Quarterly Report on Form 10-Q, as amended hereby. For additional information on the restatement see Note 1, Restatement in the Notes to the Unaudited Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

FSB Bancorp, Inc.

Consolidated Balance Sheets (Restated)

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2018	2017
ASSETS:
Cash and due from banks	$1,484	$1,672
Interest earning demand deposits	6,220	8,725
Total cash and cash equivalents	7,704	10,397
Available-for-sale securities, at fair value	17,792	18,313
Held-to-maturity securities, at amortized cost (fair value of $6,356 and $6,588, respectively)	6,404	6,575
Investment in restricted stock, at cost	3,274	3,270
Loans held for sale	2,244	2,770
Loans	267,877	263,972
Less: Allowance for loan losses	(1,336)	(1,261)
Loans receivable, net	266,541	262,711
Bank owned life insurance	3,773	3,758
Accrued interest receivable	809	824
Premises and equipment, net	2,975	3,064
Other assets	2,884	2,700
Total assets	$314,400	$314,382

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Non-interest bearing	$8,146	$8,385
Interest bearing	208,611	208,306
Total deposits	216,757	216,691
Short-term borrowings	11,500	13,000
Long-term borrowings	53,035	51,447
Official bank checks	754	929
Other liabilities	1,217	1,259
Total liabilities	283,263	283,326
Stockholders' equity:
Preferred stock – par value $0.01; 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.01; 50,000,000 authorized shares; 1,941,253 and 1,934,853 shares issued and outstanding, respectively	19	19
Paid-in capital	15,531	15,441
Retained earnings	16,151	16,077
Accumulated other comprehensive loss	(257)	(165)
Unearned ESOP shares, at cost	(307)	(316)
Total stockholders’ equity	31,137	31,056
Total liabilities and stockholders' equity	$314,400	$314,382

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Income (Restated)

(Unaudited)

	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	March 31, 2018	March 31, 2017
Interest and dividend income:
Loans, including fees	$2,826	$2,354
Securities:
Taxable	94	69
Tax-exempt	26	29
Mortgage-backed securities	40	30
Other	10	4
Total interest and dividend income	2,996	2,486
Interest expense:
Interest on deposits	563	371
Interest on short-term borrowings	47	17
Interest on long-term borrowings	234	203
Total interest expense	844	591
Net interest income	2,152	1,895
Provision for loan losses	75	52
Net interest income after provision for loan losses	2,077	1,843
Other income:
Service fees	32	40
Fee income	39	35
Increase in cash surrender value of bank owned life insurance	15	15
Realized gain on sale of loans	348	326
Mortgage fee income	174	172
Other	60	48
Total other income	668	636
Other expense:
Salaries and employee benefits	1,627	1,524
Occupancy	281	269
Data processing costs	101	81
Advertising	33	43
Equipment	143	143
Electronic banking	31	7
Directors’ fees	58	72
Mortgage fees and taxes	52	48
FDIC premium expense	26	26
Audits and tax services	49	52
Other	252	255
Total other expenses	2,653	2,520
Income (loss) before income taxes	92	(41)
Provision (benefit) for income taxes	18	(36)
Net income (loss)	$74	$(5)
Earnings per common share – basic and diluted	$0.04	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss) (Restated)

(Unaudited)

	For the three months ended
(In thousands)	March 31, 2018	March 31, 2017

Net Income (Loss)	$74	$(5)

Other Comprehensive Income (Loss)

Unrealized holding gains (losses) on available-for-sale securities
Unrealized holding gains (losses) arising during the period	(118)	15
Net unrealized gain (loss) on available for sale securities	(118)	15

Other comprehensive income (loss), before tax	(118)	15
Tax effect	(26)	5
Other comprehensive income (loss), net of tax	(92)	10
Comprehensive income (loss)	$(18)	$5

Tax Effect Allocated to Each Component of Other Comprehensive Income
Unrealized holding gains (losses) arising during the period	$(26)	$5
Income tax effect related to other comprehensive income (loss)	$(26)	$5

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Restated)

(Unaudited)

				Accumulated Other
	Common	Paid in	Retained	Comprehensive	Unearned
(In thousands, except share and per share data)	Stock	Capital	Earnings	Loss	ESOP	Total

Balance, January 1, 2018	$19	$15,441	$16,077	$(165)	$(316)	$31,056

Net income	-	-	74	-	-	74

Other comprehensive loss, net of tax	-	-	-	(92)	-	(92)

ESOP shares committed to be released	-	14	-	-	9	23

Stock based compensation	-	76	-	-	-	76

Balance, March 31, 2018	$19	$15,531	$16,151	$(257)	$(307)	$31,137

Balance, January 1, 2017	$19	$16,352	$15,839	$(85)	$(350)	$31,775

Net loss	-	-	(5)	-	-	(5)

Other comprehensive income, net of tax	-	-	-	10	-	10

ESOP shares committed to be released	-	4	-	-	9	13

Balance, March 31, 2017	$19	$16,356	$15,834	$(75)	$(341)	$31,793

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Cash Flows (Restated)

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$74	$(5)
Adjustments to reconcile net income to net cash flows from operating activities:
Net amortization of premiums and accretion of discounts on investments	21	35
Gain on sale of loans	(348)	(326)
Proceeds from loans sold	19,263	11,567
Loans originated for sale	(18,389)	(13,116)
Amortization of net deferred loan origination costs	357	276
Depreciation and amortization	113	120
Provision for loan losses	75	52
Expense related to ESOP	23	13
Deferred income tax benefit	(2)	(38)
Earnings on investment in bank owned life insurance	(15)	(15)
Decrease (Increase) in accrued interest receivable	15	(53)
Increase in other assets	(182)	(168)
Decrease in other liabilities	(16)	(418)
Net cash flows from operating activities	989	(2,076)
INVESTING ACTIVITIES
Purchases of securities available-for-sale	-	(1,500)
Proceeds from principal paydowns on securities available-for-sale	390	873
Proceeds from principal paydowns on securities held-to-maturity	163	82
Net increase in loans	(4,262)	(9,923)
Purchase of restricted stock, net	(4)	(483)
Purchase of premises and equipment	(24)	(171)
Net cash flows from investing activities	(3,737)	(11,122)
FINANCING ACTIVITIES
Net increase in deposits	66	3,750
Proceeds from long-term borrowings	7,000	5,501
Repayments on long-term borrowings	(5,412)	(4,053)
Proceeds from (repayments on) short-term borrowings, net	(1,500)	7,500
Stock based compensation	76	-
Net (decrease) increase in official bank checks	(175)	275
Net cash flows from financing activities	55	12,973
Change in cash and cash equivalents	(2,693)	(225)
Cash and cash equivalents at beginning of period	10,397	7,407
Cash and cash equivalents at end of period	$7,704	$7,182
CASH PAID DURING THE PERIOD FOR:
Interest	$805	$584
Income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Restated) (Unaudited)

Note 1: Restatement

The Company is filing this amendment to its quarterly report on Form 10-Q for the period ended March 31, 2018 to amend and restate financial statements and certain other financial information filed with the SEC. These amendments restate the Consolidated Financial Statements and the other financial information for the three months ended March 31, 2018 and 2017, and the audited consolidated balance sheet as of December 31, 2017 (the “Restatement Periods”). These amendments are being filed to change the Company’s treatment of mortgage recording tax expense for residential mortgage loans originated in Erie County, New York beginning in the fourth quarter of 2016 through the first quarter of 2018.

Effective for the 2015 tax year, New York state tax law was amended and allowed the Company to become eligible to recapture a portion of the special additional mortgage recording tax paid on mortgages and the Company elected to have the overpayment of tax refunded for the years ended December 31, 2015 through December 31, 2017 and the first quarter ended March 31, 2018 rather than used as a credit carryforward. As part of a review of the Company’s 2015 state tax return by the New York State Department of Taxation and Finance, management became aware that the Company had been incorrectly claiming a tax credit for residential mortgages on property located in Erie County, the Company’s second largest county for mortgage originations. Pursuant to New York State Department of Taxation and Finance rules, no tax credit will be allowed for payment of the special additional mortgage recording tax with respect to a mortgage of real property located in Erie County and the mortgage was recorded after 1987.

Upon recommendation of management, the Audit Committee of the Company determined that the effect of reversing the tax credits was necessary for the Restatement Periods. The Company estimates that the cumulative effect of the restatement due to the origination of residential mortgage loans in Erie County beginning in the fourth quarter of 2016 through the first quarter of 2018 is a reduction in income before income taxes of $266,000 and a reduction in income net of income taxes of $178,000.

The effect this restatement had on the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders’ Equity, and Consolidated Statements of Cash Flows for the respective periods is as follows:

	At March 31, 2018		At December 31, 2017
Restated Consolidated Balance Sheet:	As Originally Reported	As Restated	As Originally Reported	As Restated
	(Dollars in Thousands)
Other assets	$3,151	$2,884	$2,948	$2,700
Total assets	$314,667	$314,400	$314,630	$314,382
Other liabilities	$1,306	$1,217	$1,344	$1,259
Total liabilities	$283,352	$283,263	$283,411	$283,326
Retained earnings	$16,329	$16,151	$16,240	$16,077
Total stockholders’ equity	$31,315	$31,137	$31,219	$31,056
Total liabilities and stockholders’ equity	$314,667	$314,400	$314,630	$314,382

	For the Quarter Ended
	March 31, 2018		March 31, 2017
Restated Consolidated Statements of Income:	As Originally Reported	As Restated	As Originally Reported	As Restated
	(Dollars in Thousands, except per share data)
Mortgage fees and taxes	$33	$52	$24	$48
Total other expenses	$2,634	$2,653	$2,496	$2,520
Income (loss) before income taxes	$111	$92	$(17)	$(41)
Provision (benefit) for income taxes	$22	$18	$(28)	$(36)
Net income (loss)	$89	$74	$11	$(5)
Earnings per share – basic and diluted	$0.05	$0.04	$0.01	$0.00

	For the Quarter Ended
	March 31, 2018		March 31, 2017
Restated Consolidated Statements of Comprehensive Income (Loss):	As Originally Reported	As Restated	As Originally Reported	As Restated
	(Dollars in Thousands)
Net income (loss)	$89	$74	$11	$(5)
Comprehensive income (loss)	$(3)	$(18)	$21	$5

	For the Quarter Ended
	March 31, 2018		March 31, 2017
Restated Consolidated Statements of Stockholders’ Equity:	As Originally Reported	As Restated	As Originally Reported	As Restated
	(Dollars in Thousands)
Balance, beginning of period	$31,219	$31,056	$31,859	$31,775
Increase (decrease) attributable to net income (loss)	$89	$74	$11	$(5)
Balance, end of period	$31,315	$31,137	$31,893	$31,793

	For the Quarter Ended
	March 31, 2018		March 31, 2017
Restated Consolidated Statements of Cash Flows:	As Originally Reported	As Restated	As Originally Reported	As Restated
	(Dollars in Thousands)
Net income (loss)	$89	$74	$11	$(5)
Increase in other assets	$(203)	$(182)	$(192)	$(168)
Decrease in other liabilities	$(10)	$(16)	$(410)	$(418)

In addition, Note 4 has been amended to reflect these restatements.

Note 2: Basis of Presentation

The accompanying unaudited consolidated financial statements of FSB Bancorp, Inc. (“FSB Bancorp”), Fairport Savings Bank (the “Bank”), and its other wholly owned subsidiary, Fairport Wealth Management (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The results are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any future period. The 2017 FSB Bancorp, Inc. consolidated financial statements, as presented in the Company’s amendment no. 1 to the annual report on Form 10-K/A, should be read in conjunction with these statements.

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

Note 3: New Accounting Pronouncements

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

Note 4: Earnings per Common Share

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

The following tables set forth the calculation of basic and diluted earnings per share.

	Three months ended
	March 31,
(In thousands, except per share data)	2018	2017
Basic and Diluted Earnings Per Common Share
Net income (loss) available to common stockholders	$74	$(5)
Weighted average common shares outstanding	1,907	1,905
Earnings per common share – basic and diluted	$0.04	$0.00

Note 5: Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$10,611	$-	$(207)	$10,404
Mortgage-backed securities – residential	7,507	15	(134)	7,388
Total available-for-sale	$18,118	$15	$(341)	$17,792
Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$472	$6	$-	$478
State and municipal securities	5,932	19	(73)	5,878
Total held-to-maturity	$6,404	$25	$(73)	$6,356

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$10,612	$-	$(142)	$10,470
Mortgage-backed securities – residential	7,909	19	(85)	7,843
Total available-for-sale	$18,521	$19	$(227)	$18,313
Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$637	$9	$-	$646
State and municipal securities	5,938	41	(37)	5,942
Total held-to-maturity	$6,575	$50	$(37)	$6,588

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

Note 6: Loans

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

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 4 to the consolidated financial statements included in FSB Bancorp’s Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC on August 13, 2018 and have not changed.

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

Note 7: Allowance for Loan Losses and Foreclosed Real Estate

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

Note 8: Fair Value Measurements

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

Note 9: Accumulated Other Comprehensive Income (Loss)

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

Note 10: Non-Interest Income

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

Note 11: Stock-Based Compensation

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

The Company disclaims any obligation to revise or update any forward-looking statements contained in this quarterly report on Form 10-Q/A to reflect future events or developments.

Restatement

The Company is filing this amendment to its quarterly report on Form 10-Q for the period ended March 31, 2018 to amend and restate financial statements and certain other financial information filed with the SEC. These amendments restate the Consolidated Financial Statements and the other financial information for the three months ended March 31, 2018 and 2017, and the audited consolidated balance sheet as of December 31, 2017 (the “Restatement Periods”). These amendments are being filed to change the Company’s treatment of mortgage recording tax expense for residential mortgage loans originated in Erie County, New York beginning in the fourth quarter of 2016 through the first quarter of 2018.

Effective for the 2015 tax year, New York state tax law was amended and allowed the Company to become eligible to recapture a portion of the special additional mortgage recording tax paid on mortgages and the Company elected to have the overpayment of tax refunded for the years ended December 31, 2015 through December 31, 2017 and the first quarter ended March 31, 2018 rather than used as a credit carryforward. As part of a review of the Company’s 2015 state tax return by the New York State Department of Taxation and Finance, management became aware that the Company had been incorrectly claiming a tax credit for residential mortgages on property located in Erie County, the Company’s second largest county for mortgage originations. Pursuant to New York State Department of Taxation and Finance rules, no tax credit will be allowed for payment of the special additional mortgage recording tax with respect to a mortgage of real property located in Erie County and the mortgage was recorded after 1987.

Upon recommendation of management, the Audit Committee of the Company determined that the effect of reversing the tax credits was necessary for the Restatement Periods. The Company estimates that the cumulative effect of the restatement due to the origination of residential mortgage loans in Erie County beginning in the fourth quarter of 2016 through the first quarter of 2018 is a reduction in income before income taxes of $266,000 and a reduction in income net of income taxes of $178,000.

For additional information on the restatement, see Note 1, Restatement in the Notes to the Consolidated Financial Statements.

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

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The most significant accounting policies followed by the Company are presented in FSB Bancorp's Amendment No. 1 of the Annual Report on Form 10-K/A filed with the SEC on August 13, 2018. These policies, along with the disclosures presented in the other financial statement notes filed with the SEC and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, involve the most complex subjective decisions or assessments including our policies with respect to our allowance for loan losses, deferred tax assets and the estimation of fair values for accounting and disclosure purposes. These areas could be the most subject to revision as new information becomes available. There have been no significant changes in application of critical accounting policies during the three months ended March 31, 2018.

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

Comparison of Financial Condition at March 31, 2018 and at December 31, 2017

General. Following is the restated summarized comparative balance sheet data as of March 31, 2018 and December 31, 2017:

			Increase (decrease)
	March 31, 2018	December 31, 2017	Dollars	Percentage
	(Dollars in Thousands)
Assets
Other assets	$2,884	$2,700	$184	6.8%
Total assets	$314,400	$314,382	$18	0.0%

Liabilities and Stockholders’ Equity
Other liabilities	$1,217	$1,259	$(42)	(3.3)%
Total liabilities	$283,263	$283,326	$(63)	0.0%
Retained Earnings	$16,151	$16,077	$74	0.5%
Stockholders’ equity	$31,137	$31,056	$81	0.3%
Total liabilities and stockholders’ equity	$314,400	$314,382	$18	0.0%

Total Assets. Total assets increased $18,000 to $314.4 million at March 31, 2018 primarily due to increases in net loans receivable and other assets, nearly offset by decreases in cash and cash equivalents, securities available-for-sale, and securities held-to-maturity.

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

Other assets increased by $184,000, or 6.8%, to $2.9 million at March 31, 2018 from $2.7 million at December 31, 2017.

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

Stockholders’ Equity. Stockholders’ equity increased $81,000, or 0.3%, to $31.1 million at March 31, 2018. The increase was primarily due to $74,000 in net income, a $76,000 increase in additional paid in capital as a result of stock based compensation, and an increase of $23,000 resulting from the release of ESOP shares from the suspense account, partially offset by an increase of $92,000 in accumulated other comprehensive loss during the three months ended March 31, 2018.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General. Net income increased $79,000, or 1,580.0%, to $74,000 for the quarter ended March 31, 2018 from a loss of $5,000 for the quarter ended March 31, 2017. The quarter over quarter increase was attributable to increases in net interest income of $257,000 and other income of $32,000, partially offset by increases in other expense of $133,000, provision for income taxes of $54,000, and provision for loan losses of $23,000.

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

Other Expense. The restated components of other expense for the three months ended March 31, 2018 and March 31, 2017 were as follows:

			Increase (decrease)
	2018	2017	Dollars	Percentage
	(Dollars in Thousands)
Mortgage fees and taxes	$52	$48	$4	8.3%
Total other expense	$2,653	$2,520	$133	5.3%

Other expense increased $133,000, or 5.3%, to $2.7 million for the three months ended March 31, 2018 from $2.5 million for the three months ended March 31, 2017. The increase in other expense was primarily attributable to increases in salaries and employee benefits of $103,000, electronic banking of $24,000, and data processing costs of $20,000. Salaries and employee benefits increased $103,000, or 6.8%, to $1.6 million for the three months ended March 31, 2018 from $1.5 million for the three months ended March 31, 2017 primarily due to annual merit increases for existing staff, the addition of a Chief Lending Officer in October 2017, and the expense related to the issuance of restricted stock awards and stock options to senior management and the Board of Directors in the fourth quarter of 2017 and the first quarter of 2018. Electronic banking increased $24,000, or 342.9%, to $31,000 for the three months ended March 31, 2018 from $7,000 for the three months ended March 31, 2017 primarily due to the end of first year promotional pricing associated with the conversion of our core processing system from in-house hosting to data center hosting. Data processing costs increased $20,000, or 24.7%, to $101,000 for the three months ended March 31, 2018 from $81,000 for the three months ended March 31, 2017 primarily due to the end of first year promotional pricing associated with the conversion of our core processing system from in-house hosting to data center hosting.

Income Taxes (Benefit). Income tax expense increased $54,000, or 150.0%, to $18,000 for the three months ended March 31, 2018 from a benefit of $36,000 for the three months ended March 31, 2017. The increase in income tax expense for the three months ended March 31, 2018 as compared to the same period in 2017 was due to higher income before income taxes, partially offset by the reduction in the corporate federal income tax rate from 34% to 21% as a result of the enactment of the Tax Cuts and Jobs Act that took effect on January 1, 2018. The effective tax rate was 19.6% for the three months ended March 31, 2018 compared to (87.8)% for the three months ended March 31, 2017.

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

Fairport Savings Bank’s capital amounts and ratios as of the indicated dates have been amended to reflect the restatements referenced in Note 1 and are presented in the following table.

					Minimum
					To Be "Well-
			Minimum		Capitalized"		Well-Capitalized
			For Capital		Under Prompt		With Buffer, Fully
	Actual		Adequacy Purposes		Corrective Provisions		Phased in for 2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018
Total Core Capital (to Risk-Weighted Assets)	$30,317	16.23%	≥$14,923	≥8.0%	≥$18,654	≥10.0%	≥$19,586	≥10.5%
Tier 1 Capital (to Risk-Weighted Assets)	28,981	15.51	≥11,192	≥6.0	≥14,923	≥8.0	≥15,856	≥8.5
Tier 1 Common Equity (to Risk-Weighted Assets)	28,981	15.51	≥8,394	≥4.5	≥12,125	≥6.5	≥13,058	≥7.0
Tier 1 Capital (to Assets)	28,981	9.40	≥12,326	≥4.0	≥15,407	≥5.0	≥15,407	≥5.0
As of December 31, 2017:
Total Core Capital (to Risk-Weighted Assets)	$30,067	16.11%	≥$14,927	≥8.0%	≥$18,658	≥10.0%	≥$19,591	≥10.5%
Tier 1 Capital (to Risk-Weighted Assets)	28,806	15.44	≥11,195	≥6.0	≥14,927	≥8.0	≥15,860	≥8.5
Tier 1 Common Equity (to Risk-Weighted Assets)	28,806	15.44	≥8,396	≥4.5	≥12,128	≥6.5	≥13,061	≥7.0
Tier 1 Capital (to Assets)	28,806	9.47	≥12,173	≥4.0	≥15,216	≥5.0	≥15,216	≥5.0

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

The material weakness in internal control over financial reporting resulted from the lack of controls which allowed for incorrectly claiming a tax credit for residential mortgages on property located in Erie County, the Company’s second largest county for mortgage originations. Pursuant to New York State Department of Taxation and Finance rules, no tax credit will be allowed for payment on the special additional mortgage recording tax with respect to a mortgage of real property located in Erie County and the mortgage was recorded after 1987. Specifically, we did not have adequate controls in place to properly identify and account for the additional mortgage recording tax on property located in Erie County, which should have resulted in the Company recognizing an expense for accounting purposes. This material weakness resulted in the correction of the material errors and restatement of prior financial statements as disclosed in Note 1 to the consolidated financial statements in this Amendment No. 1 to this Quarterly Report on Form 10-Q/A and Note 1 to the consolidated audited financial statements in the Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2017. Management has identified effective control plans for the remediation of the material weakness which has been implemented in fiscal year 2018.

In order to remediate the material weakness in internal controls, the Company refined its process of identifying and recording residential mortgage loans eligible for the mortgage recording tax credit and terminated its relationship with its corporate tax services provider.

Other than the remediation described above, there has been no change in the Company’s internal control over financial reporting during the first quarter of the fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FSB BANCORP, INC.
(registrant)

August 13, 2018	/s/ Kevin D. Maroney
Kevin D. Maroney
President & Chief Executive Officer

August 13, 2018	/s/ Angela M. Krezmer
Angela M. Krezmer
Chief Financial Officer

- 42 -