Form 10-Q
period 2018-06-30
FSB Bancorp, Inc.
filed 2018-08-14
CIK 1667939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

FSB BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

FSB Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2018	2017
ASSETS:
Cash and due from banks	$1,672	$1,672
Interest earning demand deposits	6,051	8,725
Total cash and cash equivalents	7,723	10,397
Available-for-sale securities, at fair value	17,748	18,313
Held-to-maturity securities, at amortized cost (fair value of $6,307 and $6,588, respectively)	6,347	6,575
Investment in restricted stock, at cost	3,492	3,270
Loans held for sale	7,300	2,770
Loans	271,987	263,972
Less: Allowance for loan losses	(1,411)	(1,261)
Loans receivable, net	270,576	262,711
Bank owned life insurance	3,788	3,758
Accrued interest receivable	851	824
Premises and equipment, net	2,905	3,064
Other assets	2,946	2,700
Total assets	$323,676	$314,382

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Non-interest bearing	$9,856	$8,385
Interest bearing	212,108	208,306
Total deposits	221,964	216,691
Short-term borrowings	7,000	13,000
Long-term borrowings	61,618	51,447
Official bank checks	397	929
Other liabilities	1,404	1,259
Total liabilities	292,383	283,326
Stockholders' equity:
Preferred stock – par value $0.01; 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.01; 50,000,000 authorized shares; 1,941,253 and 1,934,853 shares issued and outstanding, respectively	19	19
Paid-in capital	15,615	15,441
Retained earnings	16,219	16,077
Accumulated other comprehensive loss	(262)	(165)
Unearned ESOP shares, at cost	(298)	(316)
Total stockholders’ equity	31,293	31,056
Total liabilities and stockholders' equity	$323,676	$314,382

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	June 30, 2018	June 30, 2017
Interest and dividend income:
Loans, including fees	$2,887	$2,454
Securities:
Taxable	97	70
Tax-exempt	26	28
Mortgage-backed securities	35	24
Other	11	20
Total interest and dividend income	3,056	2,596
Interest expense:
Interest on deposits	603	429
Interest on short-term borrowings	37	24
Interest on long-term borrowings	279	210
Total interest expense	919	663
Net interest income	2,137	1,933
Provision for loan losses	75	60
Net interest income after provision for loan losses	2,062	1,873
Other income:
Service fees	37	38
Fee income	34	68
Increase in cash surrender value of bank owned life insurance	15	16
Realized gain on sale of loans	289	691
Mortgage fee income	196	197
Other	44	42
Total other income	615	1,052
Other expense:
Salaries and employee benefits	1,565	1,589
Occupancy	273	259
Data processing costs	103	89
Advertising	59	51
Equipment	140	140
Electronic banking	27	28
Directors’ fees	47	58
Mortgage fees and taxes	63	72
FDIC premium expense	24	26
Audits and tax services	46	41
Other	247	265
Total other expenses	2,594	2,618
Income before income taxes	83	307
Provision for income taxes	15	83
Net income	$68	$224
Earnings per common share – basic and diluted	$0.04	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the six	For the six
	months ended	months ended
(In thousands, except per share data)	June 30, 2018	June 30, 2017
Interest and dividend income:
Loans, including fees	$5,713	$4,808
Securities:
Taxable	191	139
Tax-exempt	52	57
Mortgage-backed securities	75	54
Other	21	24
Total interest and dividend income	6,052	5,082
Interest expense:
Interest on deposits	1,166	800
Interest on short-term borrowings	84	41
Interest on long-term borrowings	513	413
Total interest expense	1,763	1,254
Net interest income	4,289	3,828
Provision for loan losses	150	112
Net interest income after provision for loan losses	4,139	3,716
Other income:
Service fees	69	78
Fee income	73	103
Increase in cash surrender value of bank owned life insurance	30	31
Realized gain on sale of loans	637	1,017
Mortgage fee income	370	369
Other	104	90
Total other income	1,283	1,688
Other expense:
Salaries and employee benefits	3,192	3,113
Occupancy	554	528
Data processing costs	204	170
Advertising	92	94
Equipment	283	283
Electronic banking	58	35
Directors’ fees	105	130
Mortgage fees and taxes	115	120
FDIC premium expense	50	52
Audits and tax services	95	93
Other	499	520
Total other expenses	5,247	5,138
Income before income taxes	175	266
Provision for income taxes	33	47
Net income	$142	$219
Earnings per common share – basic and diluted	$0.07	$0.11

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
(In thousands)	June 30, 2018	June 30, 2017
Net Income	$68	$224

Other Comprehensive Income (Loss)

Unrealized holding gains (losses) on available-for-sale securities
Unrealized holding gains (losses) arising during the period	(5)	15
Net unrealized gain (loss) on available for sale securities	(5)	15

Other comprehensive income (loss), before tax	(5)	15
Tax effect	-	5
Other comprehensive income (loss), net of tax	(5)	10
Comprehensive income	$63	$234

Tax Effect Allocated to Each Component of Other Comprehensive Income
Unrealized holding gains arising during the period	$-	$5
Income tax effect related to other comprehensive income	$-	$5

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the six months ended
(In thousands)	June 30, 2018	June 30, 2017
Net Income	$142	$219

Other Comprehensive Income (Loss)

Unrealized holding gains (losses) on available-for-sale securities
Unrealized holding gains (losses) arising during the period	(123)	29
Net unrealized gain (loss) on available for sale securities	(123)	29

Other comprehensive income (loss), before tax	(123)	29
Tax effect	(26)	10
Other comprehensive income (loss), net of tax	(97)	19
Comprehensive income	$45	$238

Tax Effect Allocated to Each Component of Other Comprehensive Income
Unrealized holding gains (losses) arising during the period	$(26)	$10
Income tax effect related to other comprehensive income (loss)	$(26)	$10

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated Other
	Common	Paid in	Retained	Comprehensive	Unearned
(In thousands, except share and per share data)	Stock	Capital	Earnings	Loss	ESOP	Total

Balance, January 1, 2018	$19	$15,441	$16,077	$(165)	$(316)	$31,056

Net income	-	-	142	-	-	142

Other comprehensive loss, net of tax	-	-	-	(97)	-	(97)

ESOP shares committed to be released	-	22	-	-	18	40

Stock based compensation	-	152	-	-	-	152

Balance, June 30, 2018	$19	$15,615	$16,219	$(262)	$(298)	$31,293

Balance, January 1, 2017	$19	$16,352	$15,839	$(85)	$(350)	$31,775

Net income	-	-	219	-	-	219

Other comprehensive income, net of tax	-	-	-	19	-	19

ESOP shares committed to be released	-	8	-	-	18	26

Balance, June 30, 2017	$19	$16,360	$16,058	$(66)	$(332)	$32,039

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$142	$219
Adjustments to reconcile net income to net cash flows from operating activities:
Net amortization of premiums and accretion of discounts on investments	42	71
Gain on sale of loans	(637)	(1,017)
Proceeds from loans sold	24,714	32,564
Loans originated for sale	(28,607)	(31,900)
Amortization of net deferred loan origination costs	373	310
Depreciation and amortization	227	216
Provision for loan losses	150	112
Expense related to ESOP	40	26
Deferred income tax benefit	(7)	(42)
Earnings on investment in bank owned life insurance	(30)	(31)
Increase in accrued interest receivable	(27)	(47)
Increase in other assets	(246)	(326)
Increase (Decrease) in other liabilities	178	(415)
Net cash flows from operating activities	(3,688)	(260)
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(500)	(3,503)
Proceeds from maturities and calls of securities available-for-sale	-	1,000
Proceeds from principal paydowns on securities available-for-sale	915	1,830
Purchases of securities held-to-maturity	(415)	-
Proceeds from maturities and calls of securities held-to-maturity	460	715
Proceeds from principal paydowns on securities held-to-maturity	168	90
Net increase in loans	(8,388)	(16,300)
Purchase of restricted stock, net	(222)	(23)
Purchase of premises and equipment	(68)	(240)
Net cash flows from investing activities	(8,050)	(16,431)
FINANCING ACTIVITIES
Net increase in deposits	5,273	18,901
Proceeds from long-term borrowings	19,000	6,501
Repayments on long-term borrowings	(8,829)	(7,666)
Repayments on short-term borrowings, net	(6,000)	(500)
Stock based compensation	152	-
Net (decrease) increase in official bank checks	(532)	277
Net cash flows from financing activities	9,064	17,513
Change in cash and cash equivalents	(2,674)	822
Cash and cash equivalents at beginning of period	10,397	7,407
Cash and cash equivalents at end of period	$7,723	$8,229
CASH PAID DURING THE PERIOD FOR:
Interest	$1,718	$1,241
Income taxes	$206	$-

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

In May 2018, the FASB issued ASU No. 2018-06, Codification Improvements to Topic 942, Financial Services - Depository and Lending. This update superseded outdated guidance related to the Office of the Comptroller of the Currency’s Banking Circular 202, Accounting for Net Deferred Tax Charges. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based payment awards will be measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the service has been rendered, subject to the probability of satisfying performance conditions when applicable. For public entities, this update is effective for fiscal years beginning after December 15, 2018. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-08, Not for Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. This update clarifies the guidance about whether a transfer of assets (or the reduction, settlement or cancellation of liabilities) is a contribution or an exchange transaction. In addition, the guidance clarifies the determination of whether a transaction is conditional. For public entities, this update is effective for contributions made in fiscal years beginning after December 15, 2018. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements to address stakeholder suggestions for minor corrections and clarifications within the codification. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this update do not require transition guidance and will be effective upon issuance of this update. However, many of the amendments in this update do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842. Leases to address certain narrow aspects of the guidance issued in ASU No. 2016-02. This guidance did not change the Company’s assessment of the impact of ASU No. 2016-02 on the consolidated financial statements as described above.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends FASB Accounting Standards Codification (ASC) Topic 842, Leases, to (1) add an optional transition method that would permit entities to apply the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption, and (2) provide a practical expedient for lessors regarding the separation of the lease and non-lease components of a contract. This guidance did not change the Company’s assessment of the impact of ASU No. 2016-02 on the consolidated financial statements as described above.

Note 3: Earnings per Common Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to FSB Bancorp, Inc. Diluted earnings per share is calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. There is no impact on earnings per share because no stock options have vested as of June 30, 2018. On September 27, 2017, the Board of Directors of the Company approved restricted stock and stock option grants to senior management and the directors of the Company, pursuant to the terms of the 2017 Equity Incentive Plan (the “Plan”). The Plan was approved previously by the Company’s stockholders on August 29, 2017. An aggregate of 15,000 stock options and 6,400 shares of restricted stock were granted to senior management during the period ended June 30, 2018. The grants to senior management vest over a five year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2023. The Company did not grant any restricted stock awards or stock options during the six months ended June 30, 2017. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

The following tables set forth the calculation of basic and diluted earnings per share.

	Three months ended
	June 30,
(In thousands, except per share data)	2018	2017
Basic and Diluted Earnings Per Common Share
Net income available to common stockholders	$68	$224
Weighted average common shares outstanding	1,909	1,906
Earnings per common share – basic and diluted	$0.04	$0.12

	Six months ended
	June 30,
(In thousands, except per share data)	2018	2017
Basic and Diluted Earnings Per Common Share
Net income available to common stockholders	$142	$219
Weighted average common shares outstanding	1,908	1,905
Earnings per common share – basic and diluted	$0.07	$0.11

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$11,111	$7	$(232)	$10,886
Mortgage-backed securities – residential	6,968	23	(129)	6,862
Total available-for-sale	$18,079	$30	$(361)	$17,748
Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$467	$6	$-	$473
State and municipal securities	5,880	19	(65)	5,834
Total held-to-maturity	$6,347	$25	$(65)	$6,307

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$10,612	$-	$(142)	$10,470
Mortgage-backed securities – residential	7,909	19	(85)	7,843
Total available-for-sale	$18,521	$19	$(227)	$18,313
Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$637	$9	$-	$646
State and municipal securities	5,938	41	(37)	5,942
Total held-to-maturity	$6,575	$50	$(37)	$6,588

The amortized cost and estimated fair value of debt investments at June 30, 2018 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$376	$375
Due after one year through five years	9,611	9,414	3,885	3,846
Due after five years through ten years	500	500	1,619	1,613
Due after ten years	1,000	972	-	-
Sub-total	$11,111	$10,886	$5,880	$5,834
Mortgage-backed securities – residential	6,968	6,862	467	473
Totals	$18,079	$17,748	$6,347	$6,307

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2018
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
U.S. Government and agency obligations	4	$84	$3,916	5	$148	$5,958	9	$232	$9,874
Mortgage-backed securities - residential	2	38	1,572	3	91	2,879	5	129	4,451
Totals	6	$122	$5,488	8	$239	$8,837	14	$361	$14,325
Held-to-Maturity
Mortgage-backed securities – residential(1)	-	$-	$-	1	$-	$168	1	$-	$168
State and municipal securities	16	44	3,375	4	21	1,063	20	65	4,438
Totals	16	$44	$3,375	5	$21	$1,231	21	$65	$4,606

	December 31, 2017
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
U.S. Government and agency obligations	4	$34	$4,472	5	$108	$5,999	9	$142	$10,471
Mortgage-backed securities - residential	4	23	2,459	4	62	3,435	8	85	5,894
Totals	8	$57	$6,931	9	$170	$9,434	17	$227	$16,365
Held-to-Maturity
Mortgage-backed securities – residential(1)	-	$-	$-	1	$-	$171	1	$-	$171
State and municipal securities	10	16	1,574	5	21	1,331	15	37	2,905
Totals	10	$16	$1,574	6	$21	$1,502	16	$37	$3,076

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

There were 35 securities in an unrealized loss position at June 30, 2018, of which 13 have been in loss positions for a period greater than twelve months and 22 have been in loss positions for a period less than twelve months. This compares to 33 securities in an unrealized loss position at December 31, 2017, of which 15 had been in loss positions for a period greater than twelve months and 18 had been in loss positions for a period less than twelve months. These issuing entities are currently rated Aaa by Moody’s Investor Services and AA+ by Standard and Poors. Among the 13 securities in loss positions for a period greater than twelve months at June 30, 2018, nine were either direct issuances of, or mortgage-backed securities or collateralized mortgage obligations issued by, the following entities sponsored and guaranteed by the United States Government: GNMA, FNMA, and FHLMC. The remaining four securities that have been in a loss position for a period greater than twelve months were issued by a state or political subdivision, primarily local municipalities. The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired.

Among the 22 securities in an unrealized loss position at June 30, 2018 for less than twelve months, six were either direct issuances of, or mortgage-backed securities or collateralized mortgage obligations issued by, the following entities sponsored and guaranteed by the United States Government: FNMA, FHLMC, FHLB and FFCB. The remaining 16 securities were issued by a state or political subdivision, primarily local municipalities. The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired. The Company does not intend to sell these securities, nor is it more likely than not, that the Company will be required to sell these securities prior to recovery of the amortized cost. The state and municipal securities are general obligation (G.O.) bonds backed by the full faith and credit of local municipalities. There has never been a default of a New York G.O. in the history of the state. Historical performance does not guarantee future performance, but it does indicate that the risk of loss on default of a G.O. municipal bond for the Company is relatively low. All are paying in accordance with their terms with no deferrals of interest or defaults. As such, management does not believe any individual unrealized loss as of June 30, 2018 represents OTTI.

There were no realized gains or losses on sales of securities for the three or six months ended June 30, 2018 and June 30, 2017.

As of June 30, 2018 and December 31, 2017, no securities were pledged to secure public deposits or for any other purpose required or permitted by law.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of investing in, or originating, these types of investments or loans.

Note 5: Loans

Major classifications of loans at the indicated dates are as follows:

	June 30,	December 31,
(In thousands)	2018	2017
Real estate loans:
Secured by one-to-four family residences	$217,157	$206,894
Secured by multi-family residences	10,440	10,650
Construction	6,530	10,750
Commercial real estate	17,046	14,803
Home equity lines of credit	16,528	17,127
Total real estate loans	267,701	260,224
Commercial and industrial loans	4,260	3,679
Other loans	55	70
Total loans	272,016	263,973
Net deferred loan origination fees	(29)	(1)
Less allowance for loan losses	(1,411)	(1,261)
Loans receivable, net	$270,576	$262,711

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

As of June 30, 2018 and December 31, 2017, residential mortgage loans with a carrying value of $196.6 million and $190.4 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings. The Company retains the servicing on conventional fixed-rate mortgage loans sold to Freddie Mac (“FHLMC”) and receives a fee based on the principal balance outstanding. Loans serviced for others totaled $130.0 million and $132.4 million at June 30, 2018 and December 31, 2017, respectively. Loan servicing rights are recorded at fair value when loans are sold with servicing rights retained. The fair value of the mortgage servicing rights (“MSRs”) is determined using a method which utilizes servicing income, discount rates, and prepayment speeds relative to the Bank’s portfolio for MSRs and are amortized over the life of the loan. MSRs amounted to $883,000 and $892,000 at June 30, 2018 and December 31, 2017, respectively, and are included in other assets on the consolidated balance sheets.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 4 to the consolidated financial statements included in FSB Bancorp’s Amendment No. 1 of the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 13, 2018 and have not changed.

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
Other loans

The following tables present the classes of the loan portfolio, not including net deferred loan fees, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of June 30, 2018
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate loans:
Secured by one-to-four family residences	$214,547	$-	$2,610	$-	$217,157
Secured by multi-family residences	10,440	-	-	-	10,440
Construction	6,530	-	-	-	6,530
Commercial real estate	16,099	947	-	-	17,046
Home equity lines of credit	16,316	-	212	-	16,528
Total real estate loans	263,932		2,822	-	267,701
Commercial & industrial loans	4,215	45	-	-	4,260
Other loans	55	-	-	-	55
Total loans	$268,202	$992	$2,822	$-	$272,016

	As of December 31, 2017
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate loans:
Secured by one-to-four family residences	$203,815	$116	$2,963	$-	$206,894
Secured by multi-family residences	10,650	-	-	-	10,650
Construction	10,750	-	-	-	10,750
Commercial real estate	14,803	-	-	-	14,803
Home equity lines of credit	16,897	-	230	-	17,127
Total real estate loans	256,915	116	3,193	-	260,224
Commercial & industrial loans	3,679	-	-	-	3,679
Other loans	70	-	-	-	70
Total loans	$260,664	$116	$3,193	$-	$263,973

Real estate loans secured by one-to four family residences rated substandard decreased $353,000, or 11.9%, to $2.6 million at June 30, 2018 from $3.0 million at December 31, 2017 due to the upgrades of four residential mortgage loans now paying as agreed and three mortgage loan payoffs, partially offset by the addition of seven residential mortgage loans newly categorized as substandard during the six months ended June 30, 2018. Real estate loans secured by one-to four family residences rated special mention decreased $116,000 due to the loan now being paid as agreed which was classified as special mention at December 31, 2017. Commercial real estate loans rated special mention increased $947,000 to $947,000 from the $0 balance at December 31, 2017 due to the addition of two loans newly categorized as special mention after annual financial statement reviews of these borrowers were performed during the six months ended June 30, 2018. Commercial and industrial loans rated special mention increased $45,000 to $45,000 from the $0 balance at December 31, 2017 due to the addition of one loan newly categorized as special mention during the six months ended June 30, 2018.

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

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by portfolio segment and class of loans, as of June 30, 2018 and December 31, 2017, are detailed in the following tables:

	As of June 30, 2018
	30-59 Days	60-89 Days
	Past Due	Past Due	90 Days	Total		Total Loans
(In thousands)	And Accruing	And Accruing	and Over	Past Due	Current	Receivable
Real estate loans:
Secured by one-to-four family residences	$-	$109	$55	$164	$216,993	$217,157
Secured by multi-family residences	-	-	-	-	10,440	10,440
Construction	-	-	-	-	6,530	6,530
Commercial	-	-	-	-	17,046	17,046
Home equity lines of credit	-	155	-	155	16,373	16,528
Total real estate loans	-	264	55	319	267,382	267,701
Commercial & industrial loans	-	-	-	-	4,260	4,260
Other loans	-	-	-	-	55	55
Total loans	$-	$264	$55	$319	$271,697	$272,016

	As of December 31, 2017
	30-59 Days	60-89 Days
	Past Due	Past Due	90 Days	Total		Total Loans
(In thousands)	And Accruing	And Accruing	and Over	Past Due	Current	Receivable
Real estate loans:
Secured by one-to-four family residences	$699	$-	$153	$852	$206,042	$206,894
Secured by multi-family residences	-	-	-	-	10,650	10,650
Construction	-	-	-	-	10,750	10,750
Commercial	-	-	-	-	14,803	14,803
Home equity lines of credit	-	-	-	-	17,127	17,127
Total real estate loans	699	-	153	852	259,372	260,224
Commercial & industrial loans	-	-	-	-	3,679	3,679
Other loans	-	-	-	-	70	70
Total loans	$699	$-	$153	$852	$263,121	$263,973

Real estate loans secured by one-to four family residences 30-59 days past due and accruing decreased $699,000 to $0 at June 30, 2018 from $699,000 at December 31, 2017 due to four loans becoming current during the six months ended June 30, 2018. Real estate loans secured by one-to four family residences 60-89 days past due and accruing increased $109,000 to $109,000 at June 30, 2018 from $0 at December 31, 2017 due the delinquency of one loan during the six months ended June 30, 2018. Home equity lines of credit 60-89 days past due and accruing increased $155,000 to $155,000 at June 30, 2018 from $0 at December 31, 2017 due to the delinquency of one loan during the six months ended June 30, 2018.

At June 30, 2018, the Company had one nonaccrual residential mortgage loan for $55,000. At December 31, 2017, the Company had two nonaccrual residential mortgage loans for $153,000.

There were no loans that were past due 90 days or more and still accruing interest at June 30, 2018 and December 31, 2017. At June 30, 2018 and December 31, 2017, there were no loans considered to be impaired and no troubled debt restructurings.

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

	For the three months ended June 30, 2018
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$742	$79	$42	$205	$105	$53	$110	$1,336
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	61	(1)	(9)	6	(2)	1	19	75
Ending balance	$803	$78	$33	$211	$103	$54	$129	$1,411

	For the three months ended June 30, 2017
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$661	$45	$31	$107	$114	$28	$56	$1,042
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	29	2	18	(1)	(5)	10	7	60
Ending balance	$690	$47	$49	$106	$109	$38	$63	$1,102

	For the six months ended June 30, 2018
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$816	$80	$54	$148	$107	$47	$9	$1,261
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	(13)	(2)	(21)	63	(4)	7	120	150
Ending balance	$803	$78	$33	$211	$103	$54	$129	$1,411

	For the six months ended June 30, 2017
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$584	$38	$31	$84	$112	$28	$113	$990
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	106	9	18	22	(3)	10	(50)	112
Ending balance	$690	$47	$49	$106	$109	$38	$63	$1,102

The Company had no foreclosed real estate at June 30, 2018 or December 31, 2017.

At June 30, 2018, the Company had one residential real estate loan for $55,000 in the process of foreclosure and at December 31, 2017, the Company had one residential real estate loan for $37,000 in the process of foreclosure.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	June 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale portfolio
U.S. Government and agency obligations	$-	$10,886	$-	$10,886
Mortgage-backed securities – residential	-	6,862	-	6,862
Total available-for-sale securities	$-	$17,748	$-	$17,748

	December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale portfolio
U.S. Government and agency obligations	$-	$10,470	$-	$10,470
Mortgage-backed securities – residential	-	7,843	-	7,843
Total available-for-sale securities	$-	$18,313	$-	$18,313

There have been no transfers of assets into or out of any fair value measurement level during the six months ended June 30, 2018.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		June 30, 2018		December 31, 2017
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and due from banks	1	$1,672	$1,672	$1,672	$1,672
Interest earning demand deposits	1	6,051	6,051	8,725	8,725
Securities - available-for-sale	2	17,748	17,748	18,313	18,313
Securities - held-to-maturity	2	6,347	6,307	6,575	6,588
Investment in restricted stock	2	3,492	3,492	3,270	3,270
Loans held for sale	2	7,300	7,300	2,770	2,770
Loans, net	3	270,576	265,743	262,711	261,588
Accrued interest receivable	1	851	851	824	824

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	105,081	105,081	103,377	103,377
Time Deposits	2	116,883	117,475	113,314	113,501
Borrowings	2	68,618	63,223	64,447	64,502
Accrued interest payable	1	139	139	94	94

Note 8: Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended June 30, 2018
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$(257)	$(257)
Other comprehensive loss	(5)	(5)
Ending balance	$(262)	$(262)

	For the three months ended June 30, 2017
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$(75)	$(75)
Other comprehensive income	9	9
Ending balance	$(66)	$(66)

	For the six months ended June 30, 2018
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$(165)	$(165)
Other comprehensive loss	(97)	(97)
Ending balance	$(262)	$(262)

	For the six months ended June 30, 2017
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$(85)	$(85)
Other comprehensive loss	(19)	(19)
Ending balance	$(66)	$(66)

Note 9: Non-Interest Income

The Company has included the following tables regarding the Company’s non-interest income for the periods presented.

	For the three	For the three
	months ended	months ended
	June 30, 2018	June 30, 2017
(In thousands)
Service fees
Deposit related fees	16	18
Insufficient funds fee	21	20
Total service fees	37	38
Fee income
Securities commission income	9	11
Insurance commission income	25	57
Total insurance and securities commission income	34	68
Card income
Debit card interchange fee income	36	35
ATM fees	8	7
Total card income	44	42
Mortgage fee income and realized gain on sales of loans
Residential mortgage loan origination fees	87	113
Commercial loan fees	24	6
Loan servicing income	85	78
Realized gain on sales of residential mortgage loans	289	691
Total mortgage fee income and realized gain on sales of loans	485	888
Bank owned life insurance	15	16
Total non-interest income	$615	$1,052

	For the six	For the six
	months ended	months ended
	June 30, 2018	June 30, 2017
(In thousands)
Service fees
Deposit related fees	27	37
Insufficient funds fee	42	41
Total service fees	69	78
Fee income
Securities commission income	27	23
Insurance commission income	46	80
Total insurance and securities commission income	73	103
Card income
Debit card interchange fee income	71	65
ATM fees	15	15
Total card income	86	80
Mortgage fee income and realized gain on sales of loans
Residential mortgage loan origination fees	168	196
Commercial loan fees	32	19
Loan servicing income	170	154
Realized gain on sales of residential mortgage loans	590	1,017
Realized gain on sale of SBA loan	47	-
Total mortgage fee income and realized gain on sales of loans	1,007	1,386
Bank owned life insurance	30	31
Other miscellaneous income	18	10
Total non-interest income	$1,283	$1,688

The Company recognizes revenue as it is earned and noted no impact to its revenue recognition policies as a result of the adoption of ASU 2014-09. The following is a discussion of key revenues within the scope of the new revenue guidance:

·	Service fees – Revenue from fees on deposit accounts is earned through the presentation of an individual item for processing for insufficient funds fees or customer initiated activities or passage of time for deposit related fees.
·	Fee income – Fee income is earned through commissions on insurance and securities sales and earned at a point in time.
·	Card income – Card income consists of interchange fees from consumer debit card networks and other card related services. Interchange rates are set by the card networks. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur.
·	Mortgage fee income and realized gain on sales of loans – Revenue from mortgage fee income and realized gain on sales of loans is earned through the origination of residential and commercial mortgage loans and the sales of one-to-four family residential mortgage loans and government guaranteed portions of SBA loans and is recognized as transactions occur.

Note 10: Stock-Based Compensation

On January 5, 2018, a total of 6,400 restricted stock awards were granted to four executive officers of the Company. The awards will vest ratably over five years (20% per year for each year of the participant’s service with the Company).

The Company has a stock-based compensation plan which allows the Company to issue up to 194,168 stock options. On January 5, 2018, the Board of Directors granted a combined total of 15,000 options to three executive officers to buy stock under the plan at an exercise price of $17.52, the fair value of the stock as of January 5, 2018. These options have a 10-year term and are vested over a five year period (20% per year for each year of the participant’s service with the Company).

A summary of the Company’s stock option activity and related information for its option plans for the three and six months ended June 30, 2018 is as follows:

	For the three months ended June 30, 2018		For the six months ended June 30, 2018
	Options	Weighted Average Exercise Price Per Share	Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	-	$-	152,080	$16.72
Grants	-	-	15,000	17.52
Exercised	-	-	-	-
Outstanding at quarter end	-	$-	167,080	$16.79

Exercisable at quarter end	-	$-	-	$-

The Company did not grant any stock options for the three and six months ended June 30, 2017.

The grants to senior management and directors vest over a five year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2023.

The compensation expense of the awards is based on the fair value of the instruments on the date of grant. The Company recorded compensation expense in the amount of $76,000 for the three months ended June 30, 2018 and $152,000 for the six months ended June 30, 2018. The Company did not record any compensation expense for the three and six months ended June 30, 2017.

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

Overview

The following discussion reviews the Company's financial condition at June 30, 2018 and at December 31, 2017 and the results of operations for the three and six month periods ended June 30, 2018 and 2017. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other period.

Our business has traditionally focused on originating one- to four-family residential real estate mortgage loans, home equity lines of credit, and offering retail deposit accounts. In recent years, we have expanded our mortgage origination footprint and opened new mortgage offices in Cheektowaga and Lewiston, New York. Our primary market area now consists of Monroe County and the surrounding western New York counties of Erie, Livingston, Ontario, Orleans, Jefferson, Niagara, and Wayne. Management has made the decision to deploy available funds from deposit and borrowings growth into higher-yielding assets, primarily commercial loan products and adjustable rate one- to four-family mortgage and construction loans in 2018. More recently, we shifted attention to expand our commercial loan department in an effort to improve our interest rate risk exposure with shorter duration commercial loan products, as well as higher yielding assets.

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

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The most significant accounting policies followed by the Company are presented in FSB Bancorp's Amendment No. 1 of the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2018. These policies, along with the disclosures presented in the other financial statement notes filed with the SEC and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, involve the most complex subjective decisions or assessments including our policies with respect to our allowance for loan losses, deferred tax assets and the estimation of fair values for accounting and disclosure purposes. These areas could be the most subject to revision as new information becomes available. There have been no significant changes in application of critical accounting policies during the six months ended June 30, 2018.

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

Comparison of Financial Condition at June 30, 2018 and at December 31, 2017

Total Assets. Total assets increased $9.3 million to $323.7 million at June 30, 2018 from $314.4 million at December 31, 2017, primarily due to increases in restricted stock, net loans receivable and other assets, partially offset by decreases in cash and cash equivalents, securities available-for-sale, and securities held-to-maturity.

Cash and cash equivalents, primarily interest-earning demand deposits at the Federal Reserve Bank and the Federal Home Loan Bank, decreased by $2.7 million, or 25.7%, to $7.7 million at June 30, 2018 from $10.4 million at December 31, 2017, in order to fund loans.

Net loans receivable increased $7.9 million, or 3.0%, to $270.6 million at June 30, 2018 from $262.7 million at December 31, 2017. The Bank continues to focus on loan production as we continue to primarily grow our residential mortgage and commercial loan portfolios at a measured pace while still maintaining our exceptional credit quality and strict underwriting standards. One-to four-family residential mortgage loans increased $10.3 million, or 5.0%, to $217.2 million at June 30, 2018 from $206.9 million at December 31, 2017. Commercial real estate loans increased $2.2 million, or 15.2%, to $17.0 million at June 30, 2018 from $14.8 million at December 31, 2017. Commercial and industrial loans increased $581,000 or 15.8%, to $4.3 million at June 30, 2018 from $3.7 million at December 31, 2017. We anticipate continued growth in loan production throughout the remainder of the year. The Bank originated $44.2 million of residential mortgage loans and sold $23.3 million of such loans in the secondary market as a balance sheet management strategy during the first half of 2018 to reduce interest rate risk. The Bank sold these loans at a gain of $590,000 which was recorded in other income. At June 30, 2018, the Bank was servicing $130.0 million in residential mortgage loans and $753,000 in commercial real estate loans sold to third parties and will realize servicing income on these loans as long as they remain outstanding. At June 30, 2018, the Bank had $7.3 million in loans held for sale, comprised of one- to four-family residential fixed rate conventional, FHA, VA, and USDA mortgage loans originated and closed by the Bank in the second quarter of 2018 that have been committed for sale in the secondary market, and will be delivered and sold in the third quarter of 2018. Mortgage servicing rights decreased $9,000, or 1.0%, to $883,000 at June 30, 2018 compared to $892,000 at December 31, 2017, and are included in other assets on the consolidated balance sheets.

Investment in restricted stock increased by $222,000, or 6.8%, to $3.5 million at June 30, 2018 from $3.3 million at December 31, 2017 due to increased borrowings from the Federal Home Loan Bank of New York.

Other assets increased by $246,000, or 9.1%, to $2.9 million at June 30, 2018 from $2.7 million at December 31, 2017, primarily due to increased mortgage loan originations.

Securities available-for-sale decreased by $565,000, or 3.1%, to $17.7 million at June 30, 2018 from $18.3 million at December 31, 2017. The decrease was due to principal repayments of $915,000, a decrease in the fair market value of available-for-sale securities of $123,000 due to the increase in market interest rates, and amortization of $27,000, partially offset by purchases of $500,000 in new securities of U.S. Government and agency obligations during the first half of 2018.

Securities held-to-maturity decreased $228,000, or 3.5%, to $6.3 million at June 30, 2018 from $6.6 million at December 31, 2017 due to calls and principal repayments of $628,000 and amortization of $15,000, partially offset by purchases of $415,000 during the first half of 2018.

Deposits and Borrowings. Total deposits increased $5.3 million, or 2.4%, to $222.0 million at June 30, 2018 from $216.7 million at December 31, 2017. Transaction accounts increased $1.7 million, or 1.6%, to $105.1 million at June 30, 2018 from $103.4 million at December 31, 2017. Certificates of deposit (including individual retirement accounts) increased $3.6 million, or 3.2%, to $116.9 million at June 30, 2018 from $113.3 million at December 31, 2017. Total borrowings from the Federal Home Loan Bank of New York increased $4.2 million, or 6.5%, to $68.6 million at June 30, 2018 from $64.4 million at December 31, 2017. Long-term borrowings increased $10.2 million, or 19.8%, to $61.6 million at June 30, 2018 from $51.4 million at December 31, 2017 due to $19.0 million in new advances partially offset by $8.8 million in principal repayments on our amortizing advances and maturities. The Company decreased its short-term borrowings by $6.0 million, or 46.2%, to $7.0 million at June 30, 2018 compared to $13.0 million at December 31, 2017 with the intention of further reducing these balances in the third quarter of 2018 due to expected deposit growth from additional promotional specials.

Stockholders’ Equity. Stockholders’ equity increased $237,000, or 0.8%, to $31.3 million at June 30, 2018 from $31.1 million at December 31, 2017. The increase was primarily due to $142,000 in net income, a $152,000 increase in additional paid in capital as a result of stock based compensation, and an increase of $40,000 resulting from the release of ESOP shares from the suspense account, partially offset by an increase of $97,000 in accumulated other comprehensive loss during the six months ended June 30, 2018.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

General. Net income decreased $156,000, or 69.6%, to $68,000 for the quarter ended June 30, 2018 from $224,000 for the quarter ended June 30, 2017. The quarter over quarter decrease was attributable to a decrease in other income of $437,000 and an increase in the provision for loan losses of $15,000, partially offset by an increase in net interest income of $204,000 and decreases in other expense of $24,000 and provision for income taxes of $68,000.

Interest and Dividend Income. Total interest and dividend income increased $460,000, or 17.7%, to $3.1 million for the quarter ended June 30, 2018 from $2.6 million for the quarter ended June 30, 2017. The increase resulted from a $26.0 million increase quarter over quarter in average interest-earning assets, primarily residential mortgage and commercial real estate loans, and a 27 basis point increase in the average yield earned on interest-earning assets from 3.76% for the three months ended June 30, 2017 to 4.03% for the three months ended June 30, 2018.

Interest income on loans increased $433,000, or 17.6%, to $2.9 million for the quarter ended June 30, 2018 from $2.5 million for the quarter ended June 30, 2017, reflecting a $32.2 million increase in the average balance of loans to $273.1 million for the three months ended June 30, 2018 from $241.0 million for the three months ended June 30, 2017, in addition to a 16 basis point increase in the average yield earned on loans for the three months ended June 30, 2018 as compared to the same period in 2017. The increase in the average balance of loans was due to our focus on increasing our residential mortgage and commercial loan portfolios during the three months ended June 30, 2018 as compared to the same period in 2017. The average yield on loans increased to 4.23% for the three months ended June 30, 2018 from 4.07% for the three months ended June 30, 2017, reflecting increases in market interest rates on loan products, primarily commercial mortgages, commercial and industrial, and home equity lines of credit, in addition to upward repricing for adjustable rate loans in a rising interest rate environment.

Interest income on taxable investment securities increased $27,000, or 38.6%, to $97,000 for the three months ended June 30, 2018 from $70,000 for the three months ended June 30, 2017. The average balance of taxable investment securities increased $1.5 million, or 12.5%, to $13.7 million for the three months ended June 30, 2018 from $12.2 million for the three months ended June 30, 2017. The average yield on taxable investment securities increased 53 basis points to 2.81% during the quarter ended June 30, 2018 as compared to 2.28% for the quarter ended June 30, 2017 due to new purchases of modestly higher yielding investment securities replacing calls of slightly lower yielding investment securities. Interest income on mortgage-backed securities increased $11,000 to $35,000 for the three months ended June 30, 2018, from $24,000 for the three months ended June 30, 2017 reflecting an increase in the average yield on mortgage-backed securities of 77 basis points to 1.82% for the three months ended June 30, 2018 from 1.05% for the three months ended June 30, 2017, partially offset by a decrease in the average balance of mortgage-backed securities of $1.4 million, or 15.3%, to $7.8 million for the three months ended June 30, 2018 from $9.2 million for the three months ended June 30, 2017. The increase in average yield on mortgage-backed securities was primarily attributable to slower prepayment speeds and upward repricing on the pools of mortgage-backed securities held in portfolio during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. A portion of the cash flow from these investment and mortgage-backed securities was redeployed to fund loan growth. Interest income on tax-exempt state and municipal securities decreased $2,000, to $26,000 for the three months ended June 30, 2018, from $28,000 for the three months ended June 30, 2017. The average balance of state and municipal securities decreased by $543,000, or 8.3%, from $6.5 million for the three months ended June 30, 2017 to $6.0 million for the three months ended June 30, 2018. The average tax equivalent yield on state and municipal securities decreased 41 basis points to 2.22% for the three months ended June 30, 2018 from 2.63% for the three months ended June 30, 2017, as a result of the enactment of the Tax Cuts and Jobs Act that took effect on January 1, 2018 which reduced the corporate federal income tax rate from 34% to 21%. Interest income on Fed Funds sold decreased $9,000, or 45.0%, to $11,000 for the three months ended June 30, 2018 from $20,000 for the three months ended June 30, 2017. The decrease in Fed Funds sold was attributable to a decrease in the average balance of Fed Funds sold of $5.7 million, or 64.2%, to $3.2 million for the three months ended June 30, 2018 from $8.9 million for the three months ended June 30, 2017, partially offset by an increase in the average yield on Fed Funds sold of 46 basis points to 1.35% during the quarter ended June 30, 2018 as compared to 0.89% for the quarter ended June 30, 2017 due to the Federal Reserve’s increase of the fed funds rate.

Total Interest Expense. Total interest expense increased $256,000, or 38.6%, to $919,000 for the quarter ended June 30, 2018 from $663,000 for the quarter ended June 30, 2017. Total interest expense reflected an increase in interest expense on deposits of $174,000 and an increase in interest expense on borrowings of $82,000 when comparing the quarters ended June 30, 2018 and 2017. The total interest expense reflected an increase in the average cost of interest-bearing liabilities of 27 basis points from 1.08% for the three months ended June 30, 2017 to 1.35% for the three months ended June 30, 2018, in addition to an increase of $26.1 million in average interest-bearing liabilities.

Interest expense on deposits increased $174,000, or 40.6%, to $603,000 for the three months ended June 30, 2018 from $429,000 for the three months ended June 30, 2017. The average cost of deposits increased to 1.16% for the three months ended June 30, 2018 from 0.93% for the three months ended June 30, 2017, primarily reflecting higher average balances on higher rate promotional savings, money market, and certificates of deposit accounts offered during the second quarter of 2018. The average balance of deposits increased $23.3 million, or 12.6%, from $185.4 million for the three months ended June 30, 2017 to $208.7 million for the three months ended June 30, 2018 also primarily due to promotional certificates of deposit, savings, and money market accounts offered in the second quarter of 2018. The average cost of certificates of deposit (including individual retirement accounts) increased to 1.63% for the three months ended June 30, 2018 from 1.30% for the three months ended June 30, 2017, in addition to an increase in the average balance of these accounts by $19.8 million to $115.1 million for the three months ended June 30, 2018 from $95.3 million for the three months ended June 30, 2017. The average balance of transaction accounts, our core non-time deposit accounts, increased by $3.9 million to $102.7 million for the three months ended June 30, 2018 from $98.8 million for the three months ended June 30, 2017, along with an increase in the average cost of transaction accounts of five basis points to 0.53% for the three months ended June 30, 2018 from 0.48% for the three months ended June 30, 2017 primarily due to promotional savings accounts.

At June 30, 2018, we had $26.3 million of certificates of deposit, including individual retirement accounts, scheduled to mature throughout the remainder of 2018. Based on current market interest rates, we expect that the cost of these deposits upon renewal will be at a moderately higher cost to us than their current contractual rates.

Interest expense on borrowings increased $82,000 from $234,000 for the quarter ended June 30, 2017 to $316,000 for the quarter ended June 30, 2018, due to a $2.9 million increase in our average balance of borrowings with the Federal Home Loan Bank from $60.6 million for the three months ended June 30, 2017 to $63.4 million for the three months ended June 30, 2018 in order to fund loans, along with an increase in the average cost of these funds from 1.55% for the three months ended June 30, 2017 to 1.99% for the three months ended June 30, 2018 as a result of an increase in market interest rates.

Net Interest Income. Net interest income increased $204,000, or 10.6%, to $2.1 million for the quarter ended June 30, 2018 as compared to $1.9 million for the quarter ended June 30, 2017. Net interest income increased primarily due to continued efforts to change the interest-earning asset mix to increase the balances of higher yielding residential and commercial loans when comparing the quarter ended June 30, 2018 to the same period in 2017. Our net interest rate spread remained unchanged at 2.68% when comparing the quarters ended June 30, 2018 and 2017. There was a 27 basis point increase in the average yield on our interest-earning assets to 4.03% for the three months ended June 30, 2018 from 3.76% for the three months ended June 30, 2017, which was offset by an increase in the average cost of our interest-bearing liabilities of 27 basis points from 1.08% for the three months ended June 30, 2017 to 1.35% for the three months ended June 30, 2018. Our net interest margin increased two basis points to 2.82% during the three months ended June 30, 2018 from 2.80% during the three months ended June 30, 2017.

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

Based on our evaluation of the above factors, we recorded a $75,000 provision for loan losses for the quarter ended June 30, 2018, compared to a $60,000 provision for loan losses recorded for the quarter ended June 30, 2017. The increase in the provision for loan losses for the three months ended June 30, 2018 was the result of additional specific and general provisions deemed necessary to support an increased balance of loans receivable, primarily one- to four-family residential real estate, multi-family residential real estate, and commercial real estate, and to a lesser extent, commercial and industrial loans when comparing the three months ended June 30, 2018 and June 30, 2017. The increase in the specific provision was due to an increase in loans rated special mention and substandard which were classified as such during the three months ended June 30, 2018. The allowance for loan losses was $1.4 million, or 0.52% of net loans outstanding at June 30, 2018 compared to $1.1 million, or 0.46% of net loans outstanding, at June 30, 2017. The allowance for loan losses was $1.3 million, or 0.48% of net loans outstanding at December 31, 2017.

Other Income. Other income decreased by $437,000, or 41.5%, to $615,000 for the three months ended June 30, 2018 compared to $1.1 million for the three months ended June 30, 2017. The decrease in other income was primarily attributable to decreases in realized gains on sales of loans and fee income. Realized gains on sales of loans decreased $402,000, or 58.2%, to $289,000 for the three months ended June 30, 2018 from $691,000 for the three months ended June 30, 2017. The decrease in realized gains on sales of loans was primarily due to lower volume of mortgage loans sold in addition to lower premiums received on government and conventional mortgage loans sold in the second quarter of 2018 compared to the second quarter of 2017. Fee income from Fairport Wealth Management decreased by $34,000, or 50.0%, to $34,000 for the three months ended June 30, 2018 compared to $68,000 for the three months ended June 30, 2017 due to a decrease in non-deposit investment product sales.

Other Expense. Other expense decreased $24,000, or 0.9%, to $2.6 million for the three months ended June 30, 2018. The decrease in other expense was primarily attributable to decreases in salaries and employee benefits of $24,000 and other miscellaneous expenses of $18,000, partially offset by increases in occupancy expense of $14,000 and data processing costs of $14,000. Salaries and employee benefits decreased $24,000, or 1.5%, to $1.6 million for the three months ended June 30, 2018 primarily due to a decrease in commission expense due to lower mortgage and commercial loan origination volume and annual incentive expense, partially offset by annual merit increases for existing staff, the addition of a Chief Lending Officer in October 2017, and the expense related to the issuance of restricted stock awards and stock options to senior management and the Board of Directors in the fourth quarter of 2017 and the first quarter of 2018. Other miscellaneous expenses decreased $18,000, or 6.8%, to $247,000 for the quarter ended June 30, 2018 from $265,000 for the quarter ended June 30, 2017 due to decreases in professional services, office supplies, and losses on customer and card transactions. Occupancy expense increased $14,000, or 5.4%, to $273,000 for the quarter ended June 30, 2018 from $259,000 for the quarter ended June 30, 2017 primarily due to additional rent expense related to the addition of our Lewiston mortgage origination office in November 2017, additional office space in our Cheektowaga mortgage origination office, and increases in building repairs and maintenance for our branches. Data processing costs increased $14,000, or 15.7%, to $103,000 for the three months ended June 30, 2018 from $89,000 for the three months ended June 30, 2017 primarily due to the end of first year promotional pricing associated with the conversion of our core processing system from in-house hosting to data center hosting.

Income Taxes. Income tax expense decreased $68,000, or 81.9%, to $15,000 for the three months ended June 30, 2018 from $83,000 for the three months ended June 30, 2017. The decrease in income tax expense for the three months ended June 30, 2018 as compared to the same period in 2017 was due to lower income before income taxes and the reduction in the corporate federal income tax rate from 34% to 21% as a result of the enactment of the Tax Cuts and Jobs Act that took effect on January 1, 2018. The effective tax rate was 18.1% for the three months ended June 30, 2018 compared to 27.0% for the three months ended June 30, 2017.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

General. Net income decreased $77,000, or 35.2%, to $142,000 for the six months ended June 30, 2018 from $219,000 for the six months ended June 30, 2017. The year over year six month decrease was attributable to increases in other expense of $109,000 and the provision for loan losses of $38,000, and a decrease in other income of $405,000, partially offset by an increase in net interest income of $461,000 and a decrease in provision for income taxes of $14,000.

Interest and Dividend Income. Total interest and dividend income increased $970,000, or 19.1%, to $6.1 million for the six months ended June 30, 2018 from $5.1 million for the six months ended June 30, 2017. The increase resulted from a $30.4 million year over year six month increase in average interest-earning assets, primarily residential mortgage and commercial real estate loans, and a 25 basis point increase in the average yield earned on interest-earning assets from 3.77% for the six months ended June 30, 2017 to 4.02% for the six months ended June 30, 2018.

Interest income on loans increased $905,000, or 18.8%, to $5.7 million for the six months ended June 30, 2018 from $4.8 million for the six months ended June 30, 2017, reflecting a $33.6 million increase in the average balance of loans to $271.1 million for the six months ended June 30, 2018 from $237.5 million for the six months ended June 30, 2017, in addition to a 17 basis point increase in the average yield earned on loans for the six months ended June 30, 2018 as compared to the same period in 2017. The increase in the average balance of loans was due to our focus on increasing our residential mortgage and commercial loan portfolios during the six months ended June 30, 2018 as compared to the same period in 2017. The average yield on loans increased to 4.22% for the six months ended June 30, 2018 from 4.05% for the six months ended June 30, 2017, reflecting increases in market interest rates on loan products, primarily commercial mortgages, commercial and industrial, and home equity lines of credit, in addition to upward repricing for adjustable rate loans in a rising interest rate environment.

Interest income on taxable investment securities increased $52,000, or 37.4%, to $191,000 for six months ended June 30, 2018 from $139,000 for the six months ended June 30, 2017. The average balance of taxable investment securities increased $1.9 million, or 16.6%, to $13.6 million for the six months ended June 30, 2018 from $11.7 million for the six months ended June 30, 2017. The average yield on taxable investment securities increased 43 basis points to 2.80% during the six months ended June 30, 2018 as compared to 2.37% for the six months ended June 30, 2017 due to new purchases of modestly higher yielding investment securities replacing calls of slightly lower yielding investment securities. Interest income on mortgage-backed securities increased $21,000 to $75,000 for the six months ended June 30, 2018, from $54,000 for the six months ended June 30, 2017 reflecting an increase in the average yield on mortgage-backed securities of 74 basis points to 1.87% for the six months ended June 30, 2018 from 1.13% for the six months ended June 30, 2017, partially offset by a decrease in the average balance of mortgage-backed securities of $1.6 million, or 16.3%, to $8.0 million for the six months ended June 30, 2018 from $9.6 million for the six months ended June 30, 2017. The increase in average yield on mortgage-backed securities was primarily attributable to slower prepayment speeds and upward repricing on the pools of mortgage-backed securities held in portfolio during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. A portion of the cash flow from these investment and mortgage-backed securities was redeployed to fund loan growth. Interest income on tax-exempt state and municipal securities decreased $5,000, to $52,000 for the six months ended June 30, 2018, from $57,000 for the six months ended June 30, 2017. The average balance of state and municipal securities decreased by $639,000, or 9.7%, from $6.6 million for the six months ended June 30, 2017 to $6.0 million for the six months ended June 30, 2018. The average tax equivalent yield on state and municipal securities decreased 42 basis points to 2.21% for the six months ended June 30, 2018 from 2.63% for the six months ended June 30, 2017, as a result of the enactment of the Tax Cuts and Jobs Act that took effect on January 1, 2018 which reduced the corporate federal income tax rate from 34% to 21%. Interest income on Fed Funds sold decreased $3,000, or 12.5%, to $21,000 for the six months ended June 30, 2018 from $24,000 for the six months ended June 30, 2017. The decrease in Fed Funds sold was attributable to a decrease in the average balance of Fed Funds sold of $2.9 million, or 48.0%, to $3.1 million for the six months ended June 30, 2018 from $6.0 million for the six months ended June 30, 2017, partially offset by an increase in the average yield on Fed Funds sold of 55 basis points to 1.34% during the six months ended June 30, 2018 as compared to 0.79% for the six months ended June 30, 2017 due to three rate increases from the Federal Reserve in 2018 which increased the fed funds rate from 1.25% to 2.00%.

Total Interest Expense. Total interest expense increased $509,000, or 40.6%, to $1.8 million for the six months ended June 30, 2018 from $1.3 million for the six months ended June 30, 2017. Total interest expense reflected an increase in interest expense on deposits of $366,000 and an increase in interest expense on borrowings of $143,000 when comparing the six months ended June 30, 2018 and 2017. The total interest expense reflected an increase in the average cost of interest-bearing liabilities of 25 basis points from 1.05% for the six months ended June 30, 2017 to 1.30% for the six months ended June 30, 2018, in addition to an increase of $30.9 million in average interest-bearing liabilities.

Interest expense on deposits increased $366,000, or 45.8%, to $1.2 million for the six months ended June 30, 2018 from $800,000 for the six months ended June 30, 2017. The average cost of deposits increased to 1.12% for the six months ended June 30, 2018 from 0.89% for the six months ended June 30, 2017, primarily reflecting higher average balances on higher rate promotional money market and certificates of deposit accounts offered during the first half of 2018. The average balance of deposits increased $27.9 million, or 15.5%, from $179.9 million for the six months ended June 30, 2017 to $207.8 million for the six months ended June 30, 2018 also primarily due to promotional certificates of deposit, savings, and money market accounts offered in the first half of 2018. The average cost of certificates of deposit (including individual retirement accounts) increased to 1.58% for the six months ended June 30, 2018 from 1.27% for the six months ended June 30, 2017, in addition to an increase in the average balance of these accounts by $22.8 million to $114.9 million for the six months ended June 30, 2018 from $92.1 million for the six months ended June 30, 2017. The average balance of transaction accounts, our core non-time deposit accounts, increased by $5.3 million to $101.4 million for the six months ended June 30, 2018 from $96.1 million for the six months ended June 30, 2017, along with an increase in the average cost of transaction accounts of six basis points to 0.51% for the six months ended June 30, 2018 from 0.45% for the six months ended June 30, 2017 primarily due to promotional savings and money market accounts.

Interest expense on borrowings increased $143,000 from $454,000 for the six months ended June 30, 2017 to $597,000 for the six months ended June 30, 2018, due to a $3.0 million increase in our average balance of borrowings with the Federal Home Loan Bank from $59.8 million for the six months ended June 30, 2017 to $62.8 million for the six months ended June 30, 2018 in order to fund loans, along with an increase in the average cost of these funds from 1.52% for the six months ended June 30, 2017 to 1.90% for the six months ended June 30, 2018 as a result of an increase in market interest rates.

Net Interest Income. Net interest income increased $461,000, or 12.0%, to $4.3 million for the six months ended June 30, 2018 as compared to $3.8 million for the six months ended June 30, 2017. Net interest income increased primarily due to continued efforts to change the interest-earning asset mix to increase the balances of higher yielding residential and commercial loans when comparing the six months ended June 30, 2018 to the same period in 2017. Our net interest rate spread remained unchanged at 2.72% when comparing the six month periods ended June 30, 2018 and 2017. There was a 25 basis point increase in the average yield on our interest-earning assets to 4.02% for the six months ended June 30, 2018 from 3.77% for the six months ended June 30, 2017, which was offset by an increase in the average cost of our interest-bearing liabilities of 25 basis points from 1.05% for the six months ended June 30, 2017 to 1.30% for the six months ended June 30, 2018. Our net interest margin remained unchanged at 2.85% when comparing the six month periods ended June 30, 2018 and 2017.

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

Based on our evaluation of the above factors, we recorded a $150,000 provision for loan losses for the six months ended June 30, 2018, compared to a $112,000 provision for loan losses recorded for the six months ended June 30, 2017. The increase in the provision for loan losses for the six months ended June 30, 2018 was the result of additional specific and general provisions deemed necessary to support an increased balance of loans receivable, primarily one- to four-family residential real estate, multi-family residential real estate, and commercial real estate, and to a lesser extent, commercial and industrial loans when comparing the six months ended June 30, 2018 and June 30, 2017. The increase in the specific provision was due to an increase in loans rated special mention and substandard which were classified as such during the six months ended June 30, 2018 compared to December 31, 2017. The allowance for loan losses was $1.4 million, or 0.52% of net loans outstanding at June 30, 2018 compared to $1.1 million, or 0.46% of net loans outstanding, at June 30, 2017. The allowance for loan losses was $1.3 million, or 0.48% of net loans outstanding at December 31, 2017.

Other Income. Other income decreased by $405,000, or 24.0%, to $1.3 million for the six months ended June 30, 2018 compared to $1.7 million for the six months ended June 30, 2017. The decrease in other income was primarily attributable to decreases in realized gains on sales of loans and fee income. Realized gains on sales of loans decreased $380,000, or 37.4%, to $637,000 for the six months ended June 30, 2018 from $1.0 million for the six months ended June 30, 2017. The decrease in realized gains on sales of loans was primarily due to lower volume of mortgage loans sold in addition to lower premiums received on government and conventional mortgage loans sold during the first six months of 2018 compared to the first six months of 2017. Fee income from Fairport Wealth Management decreased by $30,000, or 29.1%, to $73,000 for the six months ended June 30, 2018 compared to $103,000 for the six months ended June 30, 2017 due to a decrease in non-deposit investment product sales.

Other Expense. Other expense increased $109,000, or 2.1%, to $5.2 million for the six months ended June 30, 2018 from $5.1 million for the six months ended June 30, 2017. The increase in other expense was primarily attributable to increases in salaries and employee benefits of $79,000, data processing costs of $34,000, occupancy expense of $26,000, and electronic banking of $23,000, partially offset by decreases in directors’ fees of $25,000 and other miscellaneous expense of $21,000. Salaries and employee benefits increased $79,000, or 2.5%, to $3.2 million for the six months ended June 30, 2018 from $3.1 million for the six months ended June 30, 2017 primarily due to annual merit increases for existing staff, the addition of a Chief Lending Officer in October 2017, and the expense related to the issuance of restricted stock awards and stock options to senior management and the Board of Directors in the fourth quarter of 2017 and the first quarter of 2018, partially offset by a decrease in commission expense due to lower mortgage and commercial loan origination volume and annual incentive expense. Data processing costs increased $34,000, or 20.0%, to $204,000 for the six months ended June 30, 2018 from $170,000 for the six months ended June 30, 2017 primarily due to the end of first year promotional pricing associated with the conversion of our core processing system from in-house hosting to data center hosting. Occupancy expense increased $26,000, or 4.9%, to $554,000 for the six months ended ended June 30, 2018 from $528,000 for the six months ended June 30, 2017 primarily due to additional rent expense related to the addition of our Lewiston mortgage origination office, additional office space in our Cheektowaga mortgage origination office in November 2017, and increases in building repairs and maintenance for our branches. Electronic banking increased $23,000, or 65.7%, to $58,000 for the six months ended June 30, 2018 from $35,000 for the six months ended June 30, 2017 primarily due to the end of first year promotional pricing associated with the conversion of our core processing system from in-house hosting to data center hosting. Directors’ fees decreased $25,000, or 19.2%, to $105,000 for the six months ended June 30, 2018 from $130,000 for the six months ended June 30, 2017 due to the retirement of four directors as of December 31, 2017. Other miscellaneous expense decreased $21,000, or 4.0%, to $499,000 for the six months ended June 30, 2018 from $520,000 for the six months ended June 30, 2017 due to decreases in legal expense, office supplies, professional services, organizational dues, and loss on customer transactions.

Income Taxes. Income tax expense decreased $14,000, or 29.8%, to $33,000 for the six months ended June 30, 2018 from $47,000 for the six months ended June 30, 2017. The decrease in income tax expense for the six months ended June 30, 2018 as compared to the same period in 2017 was due to lower income before income taxes and the reduction in the corporate federal income tax rate from 34% to 21% as a result of the enactment of the Tax Cuts and Jobs Act that took effect on January 1, 2018. The effective tax rate was 18.9% for the six months ended June 30, 2018 compared to 17.7% for the six months ended June 30, 2017.

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

	For the three months June 30,
	2018			2017
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost(5)	Balance	Interest	Cost(5)
Interest-earning assets:
Loans	$273,137	$2,887	4.23%	$240,960	$2,454	4.07%
Federal funds sold	3,194	11	1.35	8,925	20	0.89
Taxable investment securities	13,744	97	2.81	12,217	70	2.28
Mortgage-backed securities	7,764	35	1.82	9,168	24	1.05
State and municipal securities(1)	5,994	33	2.22	6,537	43	2.63
Total interest-earning assets	$303,833	$3,063	4.03%	$277,807	$2,611	3.76%
Noninterest-earning assets:
Other assets	$10,879			$10,570
Total assets	$314,712			$288,378
Interest-bearing liabilities:
NOW accounts	$30,410	$24	0.32%	$28,991	$22	0.30%
Passbook savings	28,643	39	0.54	27,554	27	0.39
Money market savings	34,582	72	0.84	33,604	69	0.82
Individual retirement accounts	6,854	21	1.22	7,056	18	1.04
Certificates of deposit	108,225	447	1.65	88,235	293	1.33
Federal Home Loan Bank advances	63,409	316	1.99	60,552	234	1.55
Total interest-bearing liabilities	$272,123	$919	1.35%	$245,992	$663	1.08%
Noninterest-bearing liabilities:
Demand deposits	$9,068			$8,638
Other liabilities	2,218			1,724
Total liabilities	$283,409			$256,354
Stockholders' equity	$31,303			$32,024
Total liabilities & stockholders' equity	$314,712			$288,378
Net interest income		$2,144			$1,948
Interest rate spread(2)			2.68%			2.68%
Net interest-earning assets(3)	$31,710			$31,815
Net interest margin(4)		2.82%			2.80%
Ratio of average interest-earning assets to average interest-bearing liabilities	111.65%			112.93%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 21% federal tax rate for the quarter ended June 30, 2018 and a 34% federal tax rate for the quarter ended June 30, 2017. The unadjusted average yield on tax-exempt securities was 1.75% and 1.74% for the quarters ended June 30, 2018 and 2017, respectively. The unadjusted interest income on tax-exempt securities was $26,000 and $28,000 for the quarters ended June 30, 2018 and 2017, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.
(5)	Annualized.

	For the six months June 30,
	2018			2017
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost(5)	Balance	Interest	Cost(5)
Interest-earning assets:
Loans	$271,067	$5,713	4.22%	$237,450	$4,808	4.05%
Federal funds sold	3,141	21	1.34	6,039	24	0.79
Taxable investment securities	13,619	191	2.80	11,685	139	2.37
Mortgage-backed securities	8,030	75	1.87	9,601	54	1.13
State and municipal securities(1)	5,966	66	2.21	6,604	87	2.63
Total interest-earning assets	$301,823	$6,066	4.02%	$271,379	$5,112	3.77%
Noninterest-earning assets:
Other assets	$10,868			$10,755
Total assets	$312,691			$282,134
Interest-bearing liabilities:
NOW accounts	$30,297	$47	0.31%	$28,626	$42	0.29%
Passbook savings	26,727	60	0.45	26,699	45	0.34
Money market savings	35,906	150	0.84	32,477	130	0.80
Individual retirement accounts	6,947	42	1.22	7,046	34	0.97
Certificates of deposit	107,946	867	1.61	85,074	549	1.29
Federal Home Loan Bank advances	62,756	597	1.90	59,803	454	1.52
Total interest-bearing liabilities	$270,579	$1,763	1.30%	$239,725	$1,254	1.05%
Noninterest-bearing liabilities:
Demand deposits	$8,440			$8,256
Other liabilities	2,644			2,151
Total liabilities	$281,663			$250,132
Stockholders' equity	$31,028			$32,002
Total liabilities & stockholders' equity	$312,691			$282,134
Net interest income		$4,303			$3,858
Interest rate spread(2)			2.72%			2.72%
Net interest-earning assets(3)	$31,244			$31,654
Net interest margin(4)		2.85%			2.85%
Ratio of average interest-earning assets to average interest-bearing liabilities	111.55%			113.20%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 21% federal tax rate for the six months ended June 30, 2018 and a 34% federal tax rate for the six months ended June 30, 2017. The unadjusted average yield on tax-exempt securities was 1.74% for both six month periods ended June 30, 2018 and 2017. The unadjusted interest income on tax-exempt securities was $52,000 and $57,000 for the six months ended June 30, 2018 and 2017, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.
(5)	Annualized.

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

	Three months ended June 30,
	2018 vs. 2017
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest and dividend income:
Loans	$333	$100	$433
Federal funds sold	(46)	37	(9)
Taxable investment securities	9	18	27
Mortgage-backed securities	(3)	14	11
State and municipal securities(1)	(3)	(7)	(10)
Total interest and dividend income	290	162	452
Interest expense:
NOW accounts	1	1	2
Passbook savings	1	11	12
Money market savings	2	1	3
Individual retirement accounts	(1)	4	3
Certificates of deposit	75	79	154
Federal home loan bank advances	12	70	82
Total interest expense	90	166	256
Net change in net interest income	$200	$(4)	$196

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 21% federal tax rate for the quarter ended June 30, 2018 and a 34% federal tax rate for the quarter ended June 30, 2017.

	Six months ended June 30,
	2018 vs. 2017
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest and dividend income:
Loans	$698	$207	$905
Federal funds sold	7	(10)	(3)
Taxable investment securities	25	27	52
Mortgage-backed securities	(7)	28	21
State and municipal securities(1)	(8)	(13)	(21)
Total interest and dividend income	715	239	954
Interest expense:
NOW accounts	2	3	5
Passbook savings	-	15	15
Money market savings	14	6	20
Individual retirement accounts	-	8	8
Certificates of deposit	165	153	318
Federal home loan bank advances	24	119	143
Total interest expense	205	304	509
Net change in net interest income	$510	$(65)	$445

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 21% federal tax rate for the six months ended June 30, 2018 and a 34% federal tax rate for the six months ended June 30, 2017.

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of nonperforming assets at the indicated dates:

	June 30,	December 31,	June 30,
(Dollars In thousands)	2018	2017	2017
Nonaccrual loans:
Residential mortgage loans	$55	$153	$37
Total nonaccrual loans	55	153	37
Total nonperforming loans	55	153	37
Total nonperforming assets	$55	$153	$37

Nonperforming loans to total loans	0.02%	0.06%	0.02%
Nonperforming assets to total assets	0.02%	0.05%	0.01%

Nonperforming assets include nonaccrual loans, non-accruing TDRs, and foreclosed real estate. The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. At June 30, 2018 there were no loans that were past due 90 days or more and still accruing interest. Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. At the dates indicated above, the Company had no TDRs outstanding.

As indicated in the table above, nonperforming assets at June 30, 2018 were $55,000, a decrease of $98,000, or 64.1%, from $153,000 at December 31, 2017. At June 30, 2018, the Company had one non-performing residential mortgage loan for $55,000 and at December 31, 2017, the Company had two non-performing residential mortgage loans for $153,000. At June 30, 2017, the Company had one non-performing residential mortgage loan for $37,000. At the dates indicated above, the Company had no foreclosed real estate.

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the balance sheet. The allowance for loan losses was $1.4 million at June 30, 2018 and $1.3 million at December 31, 2017. The Company reported an increase in the ratio of the allowance for loan losses to gross loans to 0.52% at June 30, 2018 as compared to 0.48% at December 31, 2017. Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of June 30, 2018.

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

At June 30, 2018 and December 31, 2017, the Company did not have loans which were deemed to be impaired.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting. Management has identified potential problem loans totaling $3.8 million as of June 30, 2018 as compared to $3.3 million at December 31, 2017. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired. Total potential problem loans increased between these two dates, as the Company reported an increase of $876,000 in loans rated special mention, partially offset by a decrease of $371,000 in loans rated substandard. The increase in loans classified as special mention was due to two commercial real estate loans and one commercial and industrial loan which were newly categorized as such during the six months ended June 30, 2018, partially offset by one residential mortgage loan now paying as agreed. These loans were not criticized as of December 31, 2017. The decrease in loans classified as substandard was due to the upgrades of four residential mortgage loans now paying as agreed and three residential mortgage loan payoffs, partially offset by the addition of seven residential mortgage loans newly categorized as substandard during the six months ended June 30, 2018. Based on current information available at June 30, 2018, these loans were re-evaluated for their range of potential losses and reclassified accordingly.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included in our consolidated financial statements.

Our primary sources of funds consist of deposit inflows, loan repayments, borrowings from the Federal Home Loan Bank of New York, maturities and principal repayments of securities, and loan and securities sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 20.0% or greater. For the quarter ended June 30, 2018, our liquidity ratio averaged 29.4%. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2018.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits, short and intermediate-term securities and federal funds sold. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2018, cash and cash equivalents totaled $7.7 million.

At June 30, 2018, we had $21.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $20.8 million in unused lines of credit outstanding to borrowers. Certificates of deposit (including individual retirement accounts comprised solely of certificates of deposit), due within one year of June 30, 2018 totaled $55.0 million, or 47.1% of our certificates of deposit (including individual retirement accounts) and 24.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, and Federal Home Loan Bank borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing certificates of deposit due on or before June 30, 2019. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provides an additional source of funds. Federal Home Loan Bank borrowings increased by $4.2 million, to $68.6 million at June 30, 2018, from $64.4 million at December 31, 2017. At June 30, 2018, we had the ability to borrow approximately $171.1 million from the Federal Home Loan Bank of New York, of which $68.6 million had been advanced.

We also have a repurchase agreement with Raymond James providing an additional $10.0 million in liquidity. Funds obtained under the repurchase agreement are secured by the Company’s U.S. Government and agency obligations.  There were no advances outstanding under the repurchase agreement at June 30, 2018 and December 31, 2017. In addition to the repurchase agreement with Raymond James, we also have an unsecured line of credit through Atlantic Community Bankers Bank which would provide an additional $5.0 million in liquidity. There were no draws or outstanding balances from the line of credit at June 30, 2018 and December 31, 2017.

Capital

Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2018, Fairport Savings Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

Fairport Savings Bank’s capital amounts and ratios as of the indicated dates are presented in the following table.

					Minimum
					To Be "Well-
			Minimum		Capitalized"		Well-Capitalized
			For Capital		Under Prompt		With Buffer, Fully
	Actual		Adequacy Purposes		Corrective Provisions		Phased in for 2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018
Total Core Capital (to Risk-Weighted Assets)	$30,593	15.79%	³$15,497	³8.0%	³$19,371	³10.0%	³$20,340	³10.5%
Tier 1 Capital (to Risk-Weighted Assets)	29,182	15.06	³11,623	³6.0	³15,497	³8.0	³16,466	³8.5
Tier 1 Common Equity (to Risk-Weighted Assets)	29,182	15.06	³8,717	³4.5	³12,591	³6.5	³13,560	³7.0
Tier 1 Capital (to Assets)	29,182	9.34	³12,517	³4.0	³15,646	³5.0	³15,646	³5.0
As of December 31, 2017:
Total Core Capital (to Risk-Weighted Assets)	$30,067	16.11%	³$14,927	³8.0%	³$18,658	³10.0%	³$19,591	³10.5%
Tier 1 Capital (to Risk-Weighted Assets)	28,806	15.44	³11,195	³6.0	³14,927	³8.0	³15,860	³8.5
Tier 1 Common Equity (to Risk-Weighted Assets)	28,806	15.44	³8,396	³4.5	³12,128	³6.5	³13,061	³7.0
Tier 1 Capital (to Assets)	28,806	9.47	³12,173	³4.0	³15,216	³5.0	³15,216	³5.0

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

At June 30, 2018 and December 31, 2017, we had $21.5 million and $12.4 million, respectively, of commitments to grant loans, $4.4 million and $5.9 million, respectively, of unadvanced portions of construction loans, and $20.8 million and $17.5 million, respectively, of unfunded commitments under lines of credit. We had four commercial letters of credit for $252,000 at June 30, 2018 and two commercial letters of credit for $414,000 at December 31, 2017.

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

The material weakness in internal control over financial reporting resulted from the lack of controls which allowed for incorrectly claiming a tax credit for residential mortgages on property located in Erie County, the Company’s second largest county for mortgage originations. Pursuant to New York State Department of Taxation and Finance rules, no tax credit will be allowed for payment on the special additional mortgage recording tax with respect to a mortgage of real property located in Erie County and the mortgage was recorded after 1987. Specifically, we did not have adequate controls in place to properly identify and account for the additional mortgage recording tax on property located in Erie County, which should have resulted in the Company recognizing an expense for accounting purposes. This material weakness resulted in the correction of the material errors and restatement of prior financial statements as disclosed in Note 1 to the consolidated audited financial statements in the Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2017 and Note 1 to the consolidated financial statements in Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2018. Management has identified effective control plans for the remediation of the material weakness which has been implemented in fiscal year 2018.

In order to remediate the material weakness in internal controls, the Company refined its process of identifying and recording residential mortgage loans eligible for the mortgage recording tax credit and terminated its relationship with its corporate tax services provider.

Other than the remediation described above, there has been no change in the Company’s internal control over financial reporting during the second quarter of the fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of June 30, 2018, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2018.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 — April 30, 2018	-		$-	-	27,549
May 1 — May 31, 2018	-		$-	-	27,549
June 1 — June 30, 2018	-		$-	-	27,549
Total	-	$		-

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

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101	The following materials from FSB Bancorp, Inc. Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

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

-47-