Form 10-Q
period 2018-09-30
FSB Bancorp, Inc.
filed 2018-11-13
CIK 1667939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(585) 381-4040

(Issuer's Telephone Number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒      NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☒      NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 12, 2018, there were 1,943,253 shares issued and outstanding of the registrant’s common stock.

FSB BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

FSB Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2018	2017
ASSETS:
Cash and due from banks	$1,648	$1,672
Interest earning demand deposits	4,317	8,725
Total cash and cash equivalents	5,965	10,397
Available-for-sale securities, at fair value	17,027	18,313
Held-to-maturity securities, at amortized cost (fair value of $6,265 and $6,588, respectively)	6,335	6,575
Investment in restricted stock, at cost	3,725	3,270
Loans held for sale	4,662	2,770
Loans	280,551	263,972
Less: Allowance for loan losses	(1,486)	(1,261)
Loans receivable, net	279,065	262,711
Bank owned life insurance	3,804	3,758
Accrued interest receivable	936	824
Premises and equipment, net	2,853	3,064
Other assets	2,771	2,700
Total assets	$327,143	$314,382

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Non-interest bearing	$10,657	$8,385
Interest bearing	208,727	208,306
Total deposits	219,384	216,691
Short-term borrowings	14,550	13,000
Long-term borrowings	59,246	51,447
Official bank checks	1,274	929
Other liabilities	1,371	1,259
Total liabilities	295,825	283,326
Stockholders' equity:
Preferred stock – par value $0.01; 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.01; 50,000,000 authorized shares; 1,943,253 and 1,934,853 shares issued and outstanding, respectively	19	19
Paid-in capital	15,702	15,441
Retained earnings	16,169	16,077
Accumulated other comprehensive loss	(282)	(165)
Unearned ESOP shares, at cost	(290)	(316)
Total stockholders’ equity	31,318	31,056
Total liabilities and stockholders' equity	$327,143	$314,382

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	September 30, 2018	September 30, 2017
Interest and dividend income:
Loans, including fees	$3,023	$2,621
Securities:
Taxable	105	80
Tax-exempt	26	27
Mortgage-backed securities	28	26
Other	14	11
Total interest and dividend income	3,196	2,765
Interest expense:
Interest on deposits	689	482
Interest on short-term borrowings	43	23
Interest on long-term borrowings	328	218
Total interest expense	1,060	723
Net interest income	2,136	2,042
Provision for loan losses	75	84
Net interest income after provision for loan losses	2,061	1,958
Other income:
Service fees	38	43
Fee income	36	34
Increase in cash surrender value of bank owned life insurance	16	16
Realized gain on sale of loans	461	650
Mortgage fee income	218	244
Other	47	44
Total other income	816	1,031
Other expense:
Salaries and employee benefits	1,711	1,712
Occupancy	268	273
Data processing costs	119	80
Advertising	24	28
Equipment	129	135
Electronic banking	26	29
Directors’ fees	46	65
Mortgage fees and taxes	229	78
FDIC premium expense	31	25
Audits and tax services	70	44
Other	283	243
Total other expenses	2,936	2,712
Income (loss) before income taxes	(59)	277
Provision (benefit) for income taxes	(9)	98
Net income (loss)	$(50)	$179
Earnings (loss) per common share – basic and diluted	$(0.03)	$0.09

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the nine	For the nine
	months ended	months ended
(In thousands, except per share data)	September 30, 2018	September 30, 2017
Interest and dividend income:
Loans, including fees	$8,736	$7,429
Securities:
Taxable	296	219
Tax-exempt	78	84
Mortgage-backed securities	103	80
Other	35	35
Total interest and dividend income	9,248	7,847
Interest expense:
Interest on deposits	1,855	1,282
Interest on short-term borrowings	127	64
Interest on long-term borrowings	841	631
Total interest expense	2,823	1,977
Net interest income	6,425	5,870
Provision for loan losses	225	196
Net interest income after provision for loan losses	6,200	5,674
Other income:
Service fees	107	121
Fee income	109	137
Increase in cash surrender value of bank owned life insurance	46	47
Realized gain on sale of loans	1,098	1,667
Mortgage fee income	588	613
Other	151	134
Total other income	2,099	2,719
Other expense:
Salaries and employee benefits	4,903	4,825
Occupancy	822	801
Data processing costs	323	250
Advertising	116	122
Equipment	412	418
Electronic banking	84	64
Directors’ fees	151	195
Mortgage fees and taxes	344	198
FDIC premium expense	81	77
Audits and tax services	165	137
Other	782	763
Total other expenses	8,183	7,850
Income before income taxes	116	543
Provision for income taxes	24	145
Net income	$92	$398
Earnings per common share – basic and diluted	$0.05	$0.21

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended
(In thousands)	September 30, 2018	September 30, 2017
Net Income (Loss)	$(50)	$179

Other Comprehensive Income (Loss)

Unrealized holding losses on available-for-sale securities
Unrealized holding losses arising during the period	(25)	(8)
Net unrealized loss on available for sale securities	(25)	(8)

Other comprehensive loss, before tax	(25)	(8)
Tax effect	(5)	(3)
Other comprehensive loss, net of tax	(20)	(5)
Comprehensive income (loss)	$(70)	$174

Tax Effect Allocated to Each Component of Other Comprehensive Income (Loss)
Unrealized holding losses arising during the period	$(5)	$(3)
Income tax effect related to other comprehensive loss	$(5)	$(3)

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the nine months ended
(In thousands)	September 30, 2018	September 30, 2017
Net Income	$92	$398

Other Comprehensive Income (Loss)

Unrealized holding gains (losses) on available-for-sale securities
Unrealized holding gains (losses) arising during the period	(148)	21
Net unrealized gain (loss) on available for sale securities	(148)	21

Other comprehensive income (loss), before tax	(148)	21
Tax effect	(31)	7
Other comprehensive income (loss), net of tax	(117)	14
Comprehensive income (loss)	$(25)	$412

Tax Effect Allocated to Each Component of Other Comprehensive Income (Loss)
Unrealized holding gains (losses) arising during the period	$(31)	$7
Income tax effect related to other comprehensive income (loss)	$(31)	$7

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated Other
	Common	Paid in	Retained	Comprehensive	Unearned
(In thousands, except share and per share data)	Stock	Capital	Earnings	Loss	ESOP	Total

Balance, January 1, 2018	$19	$15,441	$16,077	$(165)	$(316)	$31,056

Net income	-	-	92	-	-	92

Other comprehensive loss, net of tax	-	-	-	(117)	-	(117)

ESOP shares committed to be released	-	30	-	-	26	56

Stock based compensation	-	231	-	-	-	231

Balance, September 30, 2018	$19	$15,702	$16,169	$(282)	$(290)	$31,318

Balance, January 1, 2017	$19	$16,352	$15,839	$(85)	$(350)	$31,775

Net income	-	-	398	-	-	398

Other comprehensive income, net of tax	-	-	-	14	-	14

ESOP shares committed to be released	-	13	-	-	26	39

Effect of stock repurchase plan	(1)	(1,051)	-	-	-	(1,052)

Balance, September 30, 2017	$18	$15,314	$16,237	$(71)	$(324)	$31,174

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$92	$398
Adjustments to reconcile net income to net cash flows from operating activities:
Net amortization of premiums and accretion of discounts on investments	68	105
Gain on sale of loans	(1,098)	(1,667)
Proceeds from loans sold	46,229	54,668
Loans originated for sale	(47,023)	(55,122)
Amortization of net deferred loan origination costs	369	339
Depreciation and amortization	338	334
Provision for loan losses	225	196
Expense related to ESOP	56	39
Stock based compensation	231	-
Deferred income tax benefit	(12)	(98)
Earnings on investment in bank owned life insurance	(46)	(47)
Increase in accrued interest receivable	(112)	(146)
Increase in other assets	(71)	(594)
Increase (Decrease) in other liabilities	156	(214)
Net cash flows from operating activities	(598)	(1,809)
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(500)	(7,533)
Proceeds from maturities and calls of securities available-for-sale	-	3,500
Proceeds from principal paydowns on securities available-for-sale	1,591	2,667
Purchases of securities held-to-maturity	(415)	(335)
Proceeds from maturities and calls of securities held-to-maturity	460	715
Proceeds from principal paydowns on securities held-to-maturity	173	96
Net increase in loans	(16,948)	(27,448)
Purchase of restricted stock, net	(455)	(612)
Purchase of premises and equipment	(127)	(331)
Net cash flows from investing activities	(16,221)	(29,281)
FINANCING ACTIVITIES
Net increase in deposits	2,693	16,619
Proceeds from long-term borrowings	25,500	16,500
Repayments on long-term borrowings	(17,701)	(12,290)
Proceeds on short-term borrowings, net	1,550	8,500
Net increase in official bank checks	345	2,357
Effect of stock repurchase plan	-	(1,052)
Net cash flows from financing activities	12,387	30,634
Change in cash and cash equivalents	(4,432)	(456)
Cash and cash equivalents at beginning of period	10,397	7,407
Cash and cash equivalents at end of period	$5,965	$6,951
CASH PAID DURING THE PERIOD FOR:
Interest	$2,761	$1,962
Income taxes	$262	$49

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

Note 2:   Change in Accounting Estimate

In conjunction with the filing of the 2017 New York State income tax return and based on challenges encountered with respect to the ongoing mortgage recording tax examinations, the Company believes at this time that it is important to record a valuation percentage lower than 0.25% against all mortgage loans eligible for the special additional mortgage recording tax credit and believes that it is appropriate to adjust the outstanding balance of previously recorded special additional mortgage recording tax credits. The Company made this election on September 30, 2018 and its impact was as follows:

Income from continuing operations $(159,000)

Net Income $(126,000)

Net income per share for the three months ended September 30, 2018 $(0.07)

Net income per share for the nine months ended September 30, 2018 $(0.06)

Note 3:   New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent updates. This ASU clarifies the principles for recognizing revenue and develops a common standard for U.S. GAAP and International Financial Reporting Standards. The ASU establishes a core principle that requires an entity to identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. The ASU provides for improved disclosure requirements that require entities to disclose sufficient financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the guidance effective January 1, 2018 using the modified retrospective method. The Company’s revenue is the sum of net interest income and non-interest income. The scope of the guidance excludes nearly all net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. The Company completed its review and determined that the majority of non-interest income revenue streams are within the scope of the new standard. Non-interest income streams that are out of scope of the new standard include BOLI, sales of investment securities, mortgage banking activities, and certain items within service charges and other income. Management reviewed contracts related to service charges on deposits, investment advisory commissions and fee income, insurance commission and fee income, and certain items within other service charges and other income. The Company evaluated the impact of this ASU on the Company’s various revenue streams and, upon adoption on January 1, 2018 and going forward, does not anticipate a material impact to the consolidated financial statements. The Company has included applicable disclosures regarding revenue recognition within Note 10 of these consolidated financial statements.

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

In August 2018, the FASB has issued Accounting Standards Update (ASU) No. 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, a consensus of the FASB Emerging Issues Task Force, which amends the FASB Accounting Standards Codification (ASC) to provide guidance on accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provided guidance to customers concerning whether a cloud computing arrangement (e.g., software, platform, or infrastructure offered as a service) includes a software license. Pursuant to that guidance, (1) if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for in a manner consistent with the acquisition of other software licenses, or (2) if the arrangement does not include a software license, then the arrangement should be accounted for as a service contract, with the fees associated with the hosting element (service) of the arrangement expensed as they are incurred.

Following the issuance of ASU No. 2015-05, constituents requested that the FASB provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. Accordingly, because United States generally accepted accounting principles (U.S. GAAP) do not contain explicit guidance on accounting for such costs, and to address the resulting diversity in practice, the FASB has issued ASU No. 2018-15 to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Note that the guidance on accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU No. 2018-15.

For Public Business Entities, the amended guidance is effective for fiscal years beginning after December 15, 2019 (i.e., calendar-year 2020), and for interim periods within those fiscal years.

In October 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-16 , Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes , which adds the SOFR OIS as a benchmark rate that businesses can use to designate hedges of interest rate risk. This update adds to U.S. GAAP a new interest rate from the market for U.S. Treasury repurchase contracts to the list of accepted benchmark rates for hedge accounting. The SOFR is calculated by the Fed based on the interest rates banks charge one another in the overnight market for loans they make to one another, typically called repurchase agreements. In introducing the new rate, the Fed said that because it is based on transactions in the open market, it is more reflective of market conditions than LIBOR, which relies more on judgment. Adding the SOFR OIS as an acceptable hedge accounting benchmark for U.S. GAAP is considered a critical step in helping it gain more acceptance in the market. FASB ASC 815 provides guidance on the risks associated with financial assets or liabilities that are allowed to be hedged. Among those risks is the risk of changes in fair values or cash flows of existing or forecasted issuances or purchases of fixed-rate financial assets or liabilities attributable to a designated benchmark interest rate. U.S. GAAP considers a benchmark rate as a rate that is widely recognized, commonly referenced, and quoted in an active financial market. FASB ASC 815 lists three rates as benchmarks: the rate on direct Treasury obligations of the U.S. government, the Fed Funds Effective Swap Rate (Overnight Index Swap Rate), and the LIBOR swap rate. In 2017, the FASB added a fourth rate, the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate when it published ASU No. 2017-12 , Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which made several other changes to simplify hedge accounting and expand its use. The FASB wants businesses and organizations to adopt the amendments in ASU No. 2018-16 at the same time they adopt the changes in ASU No. 2017-12 . For public companies that have adopted ASU No. 2017-12, the new amendments are effective for fiscal years beginning after December 15 and interim periods within those fiscal years. For other companies and organizations that already have adopted ASU No. 2017-12 , the new amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted in any interim period as long as the company or organization already has adopted the broader 2017 hedge accounting update.

Note 4:   Earnings per Common Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to FSB Bancorp, Inc. Diluted earnings per share is calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options) issued became vested during the period. There is no impact on earnings per share because no stock options have vested as of September 30, 2018. On September 27, 2017, the Board of Directors of the Company approved restricted stock and stock option grants to senior management and the directors of the Company, pursuant to the terms of the 2017 Equity Incentive Plan (the “Plan”). The Plan was approved previously by the Company’s stockholders on August 29, 2017. An aggregate of 20,000 stock options and 8,400 shares of restricted stock were granted to senior management during the nine months ended September 30, 2018. The grants to senior management vest over a five year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2023. The Company did not grant any restricted stock awards or stock options during the nine months ended September 30, 2017. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

The following tables set forth the calculation of basic and diluted earnings per share.

	Three months ended
	September 30,
(In thousands, except per share data)	2018	2017
Basic and Diluted Earnings (Loss) Per Common Share
Net income (loss) available to common stockholders	$(50)	$179
Weighted average common shares outstanding	1,911	1,889
Earnings (Loss) per common share – basic and diluted	$(0.03)	$0.09

	Nine months ended
	September 30,
(In thousands, except per share data)	2018	2017
Basic and Diluted Earnings Per Common Share
Net income available to common stockholders	$92	$398
Weighted average common shares outstanding	1,909	1,900
Earnings per common share – basic and diluted	$0.05	$0.21

Note 5:   Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$11,111	$7	$(263)	$10,855
Mortgage-backed securities – residential	6,273	28	(129)	6,172
Total available-for-sale	$17,384	$35	$(392)	$17,027

Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$462	$6	$-	$468
State and municipal securities	5,873	12	(88)	5,797
Total held-to-maturity	$6,335	$18	$(88)	$6,265

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$10,612	$-	$(142)	$10,470
Mortgage-backed securities – residential	7,909	19	(85)	7,843
Total available-for-sale	$18,521	$19	$(227)	$18,313

Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$637	$9	$-	$646
State and municipal securities	5,938	41	(37)	5,942
Total held-to-maturity	$6,575	$50	$(37)	$6,588

The amortized cost and estimated fair value of debt investments at September 30, 2018 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$375	$375
Due after one year through five years	9,611	9,392	3,941	3,880
Due after five years through ten years	500	497	1,557	1,542
Due after ten years	1,000	966	-	-
Sub-total	$11,111	$10,855	$5,873	$5,797
Mortgage-backed securities – residential	6,273	6,172	462	468
Totals	$17,384	$17,027	$6,335	$6,265

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2018
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
U.S. Government and agency obligations	1	$3	$497	8	$260	$9,346	9	$263	$9,843
Mortgage-backed securities - residential	-	-	-	4	129	3,834	4	129	3,834
Totals	1	$3	$497	12	$389	$13,180	13	$392	$13,677
Held-to-Maturity
Mortgage-backed securities – residential(1)	-	$-	$-	1	$-	$166	1	$-	$166
State and municipal securities	9	35	2,748	12	53	1,860	21	88	4,608
Totals	9	$35	$2,748	13	$53	$2,026	22	$88	$4,774

	December 31, 2017
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
U.S. Government and agency obligations	4	$34	$4,472	5	$108	$5,999	9	$142	$10,471
Mortgage-backed securities - residential	4	23	2,459	4	62	3,435	8	85	5,894
Totals	8	$57	$6,931	9	$170	$9,434	17	$227	$16,365
Held-to-Maturity
Mortgage-backed securities – residential(1)	-	$-	$-	1	$-	$171	1	$-	$171
State and municipal securities	10	16	1,574	5	21	1,331	15	37	2,905
Totals	10	$16	$1,574	6	$21	$1,502	16	$37	$3,076

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

There were 35 securities in an unrealized loss position at September 30, 2018, of which 25 have been in loss positions for a period greater than twelve months and 10 have been in loss positions for a period less than twelve months. This compares to 33 securities in an unrealized loss position at December 31, 2017, of which 15 had been in loss positions for a period greater than twelve months and 18 had been in loss positions for a period less than twelve months. These issuing entities are currently rated Aaa by Moody’s Investor Services and AA+ by Standard and Poors. Among the 25 securities in loss positions for a period greater than twelve months at September 30, 2018, 13 were either direct issuances of, or mortgage-backed securities or collateralized mortgage obligations issued by, the following entities sponsored and guaranteed by the United States Government: GNMA, FNMA, and FHLMC. The remaining 12 securities that have been in a loss position for a period greater than twelve months were issued by a state or political subdivision, primarily local municipalities. The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired.

Among the 10 securities in an unrealized loss position at September 30, 2018 for less than twelve months, one was a direct issuance of FHLB and guaranteed by the United States Government. The remaining nine securities were issued by a state or political subdivision, primarily local municipalities. The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired. The Company does not intend to sell these securities, nor is it more likely than not, that the Company will be required to sell these securities prior to recovery of the amortized cost. The state and municipal securities are general obligation (G.O.) bonds backed by the full faith and credit of local municipalities. There has never been a default of a New York G.O. in the history of the state. Historical performance does not guarantee future performance, but it does indicate that the risk of loss on default of a G.O. municipal bond for the Company is relatively low. All are paying in accordance with their terms with no deferrals of interest or defaults. As such, management does not believe any individual unrealized loss as of September 30, 2018 represents OTTI.

There were no realized gains or losses on sales of securities for the three or nine months ended September 30, 2018 and September 30, 2017.

As of September 30, 2018 and December 31, 2017, no securities were pledged to secure public deposits or for any other purpose required or permitted by law.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of investing in, or originating, these types of investments or loans.

Note 6:   Loans

Major classifications of loans at the indicated dates are as follows:

	September 30,	December 31,
(In thousands)	2018	2017
Real estate loans:
Secured by one-to-four family residences	$219,841	$206,894
Secured by multi-family residences	10,337	10,650
Construction	6,277	10,750
Commercial real estate	21,650	14,803
Home equity lines of credit	17,012	17,127
Total real estate loans	275,117	260,224
Commercial and industrial loans	5,399	3,679
Other loans	56	70
Total loans	280,572	263,973
Net deferred loan origination fees	(21)	(1)
Less allowance for loan losses	(1,486)	(1,261)
Loans receivable, net	$279,065	$262,711

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

As of September 30, 2018 and December 31, 2017, residential mortgage loans with a carrying value of $194.9 million and $190.4 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings. The Company retains the servicing on conventional fixed-rate mortgage loans sold to Freddie Mac (“FHLMC”) and receives a fee based on the principal balance outstanding. Loans serviced for others totaled $126.5 million and $132.4 million at September 30, 2018 and December 31, 2017, respectively. Loan servicing rights are recorded at fair value when loans are sold with servicing rights retained. The fair value of the mortgage servicing rights (“MSRs”) is determined using a method which utilizes servicing income, discount rates, and prepayment speeds relative to the Bank’s portfolio for MSRs and are amortized over the life of the loan. MSRs amounted to $848,000 and $892,000 at September 30, 2018 and December 31, 2017, respectively, and are included in other assets on the consolidated balance sheets.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 4 to the consolidated financial statements included in FSB Bancorp’s Amendment No. 1 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 13, 2018 and have not changed.

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
Other loans

The following tables present the classes of the loan portfolio, not including net deferred loan fees, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of September 30, 2018
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate loans:
Secured by one-to-four family residences	$216,176	$500	$3,165	$-	$219,841
Secured by multi-family residences	10,337	-	-	-	10,337
Construction	6,277	-	-	-	6,277
Commercial real estate	20,462	1,188	-	-	21,650
Home equity lines of credit	16,808	-	204	-	17,012
Total real estate loans	270,060	1,688	3,369	-	275,117
Commercial & industrial loans	5,354	-	45	-	5,399
Other loans	56	-	-	-	56
Total loans	$275,470	$1,688	$3,414	$-	$280,572

	As of December 31, 2017
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate loans:
Secured by one-to-four family residences	$203,815	$116	$2,963	$-	$206,894
Secured by multi-family residences	10,650	-	-	-	10,650
Construction	10,750	-	-	-	10,750
Commercial real estate	14,803	-	-	-	14,803
Home equity lines of credit	16,897	-	230	-	17,127
Total real estate loans	256,915	116	3,193	-	260,224
Commercial & industrial loans	3,679	-	-	-	3,679
Other loans	70	-	-	-	70
Total loans	$260,664	$116	$3,193	$-	$263,973

Real estate loans secured by one-to four family residences rated substandard increased $202,000, or 6.8%, to $3.2 million at September 30, 2018 from $3.0 million at December 31, 2017 due to the addition of 10 residential mortgage loans newly categorized as substandard at September 30, 2018, partially offset by the upgrades of six residential mortgage loans now paying as agreed and three mortgage loan payoffs. Real estate loans secured by one-to four family residences rated special mention increased $384,000, or 330.2%, to $500,000 at September 30, 2018 from $116,000 at December 31, 2017 due to the addition of one residential mortgage loan newly categorized as special mention at September 30, 2018, partially offset by one loan now being paid as agreed which was classified as special mention at December 31, 2017. Commercial real estate loans rated special mention increased $1.2 million to $1.2 million from the $0 balance at December 31, 2017 due to the addition of three loans newly categorized as special mention after annual financial statement reviews of these borrowers were performed during the nine months ended September 30, 2018. Commercial and industrial loans rated substandard increased $45,000 to $45,000 from the $0 balance at December 31, 2017 due to the addition of one loan newly categorized as substandard during the nine months ended September 30, 2018.

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

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by portfolio segment and class of loans, as of September 30, 2018 and December 31, 2017, are detailed in the following tables:

	As of September 30, 2018
	30-59 Days	60-89 Days
	Past Due	Past Due	90 Days	Total		Total Loans
(In thousands)	And Accruing	And Accruing	and Over	Past Due	Current	Receivable
Real estate loans:
Secured by one-to-four family residences	$1,150	$-	$55	$1,205	$218,636	$219,841
Secured by multi-family residences	-	-	-	-	10,337	10,337
Construction	-	-	-	-	6,277	6,277
Commercial	-	-	-	-	21,650	21,650
Home equity lines of credit	5	-	-	5	17,007	17,012
Total real estate loans	1,155	-	55	1,210	273,907	275,117
Commercial & industrial loans	-	-	45	45	5,354	5,399
Other loans	-	-	-	-	56	56
Total loans	$1,155	$-	$100	$1,255	$279,317	$280,572

	As of December 31, 2017
	30-59 Days	60-89 Days
	Past Due	Past Due	90 Days	Total		Total Loans
(In thousands)	And Accruing	And Accruing	and Over	Past Due	Current	Receivable
Real estate loans:
Secured by one-to-four family residences	$699	$-	$153	$852	$206,042	$206,894
Secured by multi-family residences	-	-	-	-	10,650	10,650
Construction	-	-	-	-	10,750	10,750
Commercial	-	-	-	-	14,803	14,803
Home equity lines of credit	-	-	-	-	17,127	17,127
Total real estate loans	699	-	153	852	259,372	260,224
Commercial & industrial loans	-	-	-	-	3,679	3,679
Other loans	-	-	-	-	70	70
Total loans	$699	$-	$153	$852	$263,121	$263,973

Real estate loans secured by one-to four family residences 30-59 days past due and accruing increased $451,000, or 64.5%, to $1.2 million at September 30, 2018 from $699,000 at December 31, 2017 due to the delinquency of three additional mortgage loans during the nine months ended September 30, 2018, partially offset by two mortgage loan payoffs.

At September 30, 2018, the Company had one nonaccrual residential mortgage loan for $55,000 and one nonaccrual commercial and industrial loan for $45,000. At December 31, 2017, the Company had two nonaccrual residential mortgage loans for $153,000.

There were no loans that were past due 90 days or more and still accruing interest at September 30, 2018 and December 31, 2017. At September 30, 2018 and December 31, 2017, there were no loans considered to be impaired and no troubled debt restructurings.

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

	For the three months ended September 30, 2018
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$803	$78	$33	$211	$103	$54	$129	$1,411
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	85	-	(2)	53	1	19	(81)	75
Ending balance	$888	$78	$31	$264	$104	$73	$48	$1,486

	For the three months ended September 30, 2017
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$690	$47	$49	$106	$109	$38	$63	$1,102
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	93	18	2	21	2	9	(61)	84
Ending balance	$783	$65	$51	$127	$111	$47	$2	$1,186

	For the nine months ended September 30, 2018
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$816	$80	$54	$148	$107	$47	$9	$1,261
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	72	(2)	(23)	116	(3)	26	39	225
Ending balance	$888	$78	$31	$264	$104	$73	$48	$1,486

	For the nine months ended September 30, 2017
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$584	$38	$31	$84	$112	$28	$113	$990
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	199	27	20	43	(1)	19	(111)	196
Ending balance	$783	$65	$51	$127	$111	$47	$2	$1,186

The Company had no foreclosed real estate at September 30, 2018 or December 31, 2017.

At September 30, 2018, the Company had one residential real estate loan for $55,000 in the process of foreclosure and at December 31, 2017, the Company had one residential real estate loan for $37,000 in the process of foreclosure.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	September 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale portfolio
U.S. Government and agency obligations	$-	$10,855	$-	$10,855
Mortgage-backed securities – residential	-	6,172	-	6,172
Total available-for-sale securities	$-	$17,027	$-	$17,027

	December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale portfolio
U.S. Government and agency obligations	$-	$10,470	$-	$10,470
Mortgage-backed securities – residential	-	7,843	-	7,843
Total available-for-sale securities	$-	$18,313	$-	$18,313

There have been no transfers of assets into or out of any fair value measurement level during the nine months ended September 30, 2018.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		September 30, 2018		December 31, 2017
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and due from banks	1	$1,648	$1,648	$1,672	$1,672
Interest earning demand deposits	1	4,317	4,317	8,725	8,725
Securities - available-for-sale	2	17,027	17,027	18,313	18,313
Securities - held-to-maturity	2	6,335	6,265	6,575	6,588
Investment in restricted stock	2	3,725	3,725	3,270	3,270
Loans held for sale	2	4,662	4,662	2,770	2,770
Loans, net	3	279,065	274,943	262,711	261,588
Accrued interest receivable	1	936	936	824	824

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	102,730	102,730	103,377	103,377
Time Deposits	2	116,654	116,657	113,314	113,501
Borrowings	2	73,796	74,348	64,447	64,502
Accrued interest payable	1	156	156	94	94

Note 9:   Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended September 30, 2018
(In thousands)	Unrealized Losses on Available-for-Sale Securities	Total
Beginning balance	$(262)	$(262)
Other comprehensive loss	(20)	(20)
Ending balance	$(282)	$(282)

	For the three months ended September 30, 2017
(In thousands)	Unrealized Losses on Available-for-Sale Securities	Total
Beginning balance	$(66)	$(66)
Other comprehensive loss	(5)	(5)
Ending balance	$(71)	$(71)

	For the nine months ended September 30, 2018
(In thousands)	Unrealized Losses on Available-for-Sale Securities	Total
Beginning balance	$(165)	$(165)
Other comprehensive loss	(117)	(117)
Ending balance	$(282)	$(282)

	For the nine months ended September 30, 2017
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$(85)	$(85)
Other comprehensive income	14	14
Ending balance	$(71)	$(71)

Note 10:   Non-Interest Income

The Company has included the following tables regarding the Company’s non-interest income for the periods presented.

	For the three	For the three
	months ended	months ended
(In thousands)	September 30, 2018	September 30, 2017
Service fees
Deposit related fees	18	20
Insufficient funds fee	20	23
Total service fees	38	43
Fee income
Securities commission income	9	23
Insurance commission income	27	11
Total insurance and securities commission income	36	34
Card income
Debit card interchange fee income	37	36
ATM fees	9	8
Total card income	46	44
Mortgage fee income and realized gain on sales of loans
Residential mortgage loan origination fees	94	144
Commercial loan fees	49	21
Loan servicing income	75	79
Realized gain on sales of residential mortgage loans	461	650
Total mortgage fee income and realized gain on sales of loans	679	894
Bank owned life insurance	16	16
Other miscellaneous income	1	-
Total non-interest income	$816	$1,031

	For the nine	For the nine
	months ended	months ended
(In thousands)	September 30, 2018	September 30, 2017
Service fees
Deposit related fees	45	57
Insufficient funds fee	62	64
Total service fees	107	121
Fee income
Securities commission income	36	46
Insurance commission income	73	91
Total insurance and securities commission income	109	137
Card income
Debit card interchange fee income	108	101
ATM fees	24	23
Total card income	132	124
Mortgage fee income and realized gain on sales of loans
Residential mortgage loan origination fees	262	340
Commercial loan fees	81	40
Loan servicing income	245	233
Realized gain on sales of residential mortgage loans	1,051	1,667
Realized gain on sale of SBA loan	47	-
Total mortgage fee income and realized gain on sales of loans	1,686	2,280
Bank owned life insurance	46	47
Other miscellaneous income	19	10
Total non-interest income	$2,099	$2,719

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

Note 11:   Stock-Based Compensation

On January 5, 2018, a total of 6,400 restricted stock awards were granted to four executive officers of the Company. On July 2, 2018, a total of 2,000 restricted stock awards were granted to one executive officer of the Company. The awards will vest ratably over five years (20% per year for each year of the participant’s service with the Company).

The Company has a stock-based compensation plan which allows the Company to issue up to 194,168 stock options. On January 5, 2018, the Board of Directors granted a combined total of 15,000 options to three executive officers to buy stock under the plan at an exercise price of $17.52, the fair value of the stock as of January 5, 2018. On July 2, 2018, the Board of Directors granted a total of 5,000 options to one executive officer to buy stock under the plan at an exercise price of $17.75, the fair value of the stock as of July 2, 2018. These options have a 10-year term and are vested over a five year period (20% per year for each year of the participant’s service with the Company).

A summary of the Company’s stock option activity and related information for its option plans for the three and nine months ended September 30, 2018 is as follows:

	For the three months ended September 30, 2018		For the nine months ended September 30, 2018
	Options	Weighted Average Exercise Price Per Share	Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of period	167,080	$16.79	152,080	$16.72
Grants	5,000	17.75	20,000	17.58
Exercised	-	-	-	-
Outstanding at quarter end	172,080	$16.82	172,080	$16.82

Exercisable at quarter end	-	$-	-	$-

The Company did not grant any stock options for the three and nine months ended September 30, 2017.

The grants to senior management and directors vest over a five year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2023.

The compensation expense of the awards is based on the fair value of the instruments on the date of grant. The Company recorded compensation expense in the amount of $79,000 for the three months ended September 30, 2018 and $231,000 for the nine months ended September 30, 2018. The Company did not record any compensation expense for the three and nine months ended September 30, 2017.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

·	Credit quality and the effect of credit quality on the adequacy of our allowance for loan losses;
·	Deterioration in financial markets that may result in impairment charges relating to our securities portfolio;
·	Competition in our primary market areas;
·	Changes in interest rates and national or regional economic conditions;
·	Changes in monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
·	Significant government regulations, legislation and potential changes thereto;
·	A reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;
·	Increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;
·	Limitations on our ability to expand consumer product and service offerings due to potential stricter consumer protection laws and regulations; and
·	Other risks described herein and in the other reports and statements we file with the Securities and Exchange Commission (the “SEC”).

The Company disclaims any obligation to revise or update any forward-looking statements contained in this quarterly report on Form 10-Q to reflect future events or developments.

Overview

The following discussion reviews the Company's financial condition at September 30, 2018 and at December 31, 2017 and the results of operations for the three and nine month periods ended September 30, 2018 and 2017. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other period.

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

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The most significant accounting policies followed by the Company are presented in FSB Bancorp's Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC on August 13, 2018. These policies, along with the disclosures presented in the other financial statement notes filed with the SEC and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, involve the most complex subjective decisions or assessments including our policies with respect to our allowance for loan losses, deferred tax assets and the estimation of fair values for accounting and disclosure purposes. These areas could be the most subject to revision as new information becomes available. There have been no significant changes in application of critical accounting policies during the nine months ended September 30, 2018.

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

Comparison of Financial Condition at September 30, 2018 and at December 31, 2017

Total Assets. Total assets increased $12.8 million to $327.1 million at September 30, 2018 from $314.4 million at December 31, 2017, primarily due to increases in net loans receivable, restricted stock, accrued interest receivable, and other assets, partially offset by decreases in cash and cash equivalents, securities available-for-sale, securities held-to-maturity, and premises and equipment.

Net loans receivable increased $16.4 million, or 6.2%, to $279.1 million at September 30, 2018 from $262.7 million at December 31, 2017. The Bank continues to focus on loan production as we continue to primarily grow our residential mortgage and commercial loan portfolios at a measured pace while still maintaining our strong credit quality and strict underwriting standards. One-to four-family residential mortgage loans increased $12.9 million, or 6.3%, to $219.8 million at September 30, 2018 from $206.9 million at December 31, 2017. Commercial real estate loans increased $6.8 million, or 46.3%, to $21.7 million at September 30, 2018 from $14.8 million at December 31, 2017. Commercial and industrial loans increased $1.7 million, or 46.8%, to $5.4 million at September 30, 2018 from $3.7 million at December 31, 2017. We anticipate continued growth in loan production throughout the remainder of the year due to the existing pipeline at September 30, 2018. The Bank originated $70.7 million of residential mortgage loans and sold $44.4 million of such loans in the secondary market as a balance sheet management strategy during the first nine months of 2018 to reduce interest rate risk. The Bank sold these loans at a gain of $1.1 million which was recorded in other income. At September 30, 2018, the Bank was servicing $126.5 million in residential mortgage loans and $748,000 in commercial real estate loans sold to third parties and will realize servicing income on these loans as long as they remain outstanding. At September 30, 2018, the Bank had $4.7 million in loans held for sale, comprised of one- to four-family residential fixed rate conventional, FHA, VA, and USDA mortgage loans originated and closed by the Bank in the third quarter of 2018 that have been committed for sale in the secondary market, and will be delivered and sold in the fourth quarter of 2018. Mortgage servicing rights decreased $44,000, or 4.9%, to $848,000 at September 30, 2018 compared to $892,000 at December 31, 2017, and are included in other assets on the consolidated balance sheets due to lower volume of loans sold with servicing retained.

Investment in restricted stock increased by $455,000, or 14.3%, to $3.7 million at September 30, 2018 from $3.3 million at December 31, 2017 due to increased borrowings from the Federal Home Loan Bank of New York.

Accrued interest receivable increased by $112,000, or 13.6%, to $936,000 at September 30, 2018 from $824,000 at December 31, 2017 due to increased residential mortgage and commercial loan originations.

Other assets primarily comprised of prepaid and deferred charges, mortgage servicing rights, and accounts receivable, increased by $71,000, or 2.6%, to $2.8 million at September 30, 2018 from $2.7 million at December 31, 2017, primarily due to increased mortgage loan originations.

Cash and cash equivalents, primarily interest-earning demand deposits at the Federal Reserve Bank and the Federal Home Loan Bank, decreased by $4.4 million, or 42.6%, to $6.0 million at September 30, 2018 from $10.4 million at December 31, 2017, in order to fund loans.

Securities available-for-sale decreased by $1.3 million, or 7.0%, to $17.0 million at September 30, 2018 from $18.3 million at December 31, 2017. The decrease was due to principal repayments of $1.6 million, a decrease in the fair market value of available-for-sale securities of $149,000 due to the increase in market interest rates, and amortization of $46,000, partially offset by purchases of $500,000 in new securities of U.S. Government and agency obligations during the first nine months of 2018.

Securities held-to-maturity decreased $240,000, or 3.7%, to $6.3 million at September 30, 2018 from $6.6 million at December 31, 2017 due to maturities and principal repayments of $633,000 and amortization of $22,000, partially offset by purchases of $415,000 during the first nine months of 2018.

Premises and equipment decreased by $211,000, or 6.9%, to $2.9 million at September 30, 2018 from $3.1 million at December 31, 2017, primarily due to disposals and depreciation of fixed assets.

Deposits and Borrowings. Total deposits increased $2.7 million, or 1.2%, to $219.4 million at September 30, 2018 from $216.7 million at December 31, 2017. Transaction accounts decreased $647,000, or 0.6%, to $102.7 million at September 30, 2018 from $103.4 million at December 31, 2017. Certificates of deposit (including individual retirement accounts) increased $3.3 million, or 3.2%, to $116.7 million at September 30, 2018 from $113.3 million at December 31, 2017. Total borrowings from the Federal Home Loan Bank of New York increased $9.3 million, or 14.5%, to $73.8 million at September 30, 2018 from $64.4 million at December 31, 2017. Long-term borrowings increased $7.8 million, or 15.2%, to $59.2 million at September 30, 2018 from $51.4 million at December 31, 2017 due to $25.5 million in new advances partially offset by $17.7 million in principal repayments on our amortizing advances and maturities. The Company increased its short-term borrowings by $1.6 million, or 11.9%, to $14.6 million at September 30, 2018 compared to $13.0 million at December 31, 2017. The increase in borrowings from the Federal Home Loan Bank of New York was used to fund the additional loan growth in the portfolio.

Stockholders’ Equity. Stockholders’ equity increased $262,000, or 0.8%, to $31.3 million at September 30, 2018 from $31.1 million at December 31, 2017. The increase was primarily due to $92,000 in net income, a $231,000 increase in additional paid in capital as a result of stock based compensation, and an increase of $56,000 resulting from the release of ESOP shares from the suspense account, partially offset by an increase of $117,000 in accumulated other comprehensive loss during the nine months ended September 30, 2018.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

General. Net income decreased $229,000, or 127.9%, to a net loss of $50,000 for the quarter ended September 30, 2018 from $179,000 for the quarter ended September 30, 2017. The quarter over quarter decrease was attributable to an increase in other expense of $224,000 and a decrease in other income of $215,000, partially offset by an increase in net interest income of $94,000 and decreases in provision for income taxes of $107,000 and provision for loan losses of $9,000.

Interest and Dividend Income. Total interest and dividend income increased $431,000, or 15.6%, to $3.2 million for the quarter ended September 30, 2018 from $2.8 million for the quarter ended September 30, 2017. The increase resulted from a $26.9 million increase quarter over quarter in average interest-earning assets, primarily residential mortgage and commercial real estate loans, and a 20 basis point increase in the average yield earned on interest-earning assets from 3.90% for the three months ended September 30, 2017 to 4.10% for the three months ended September 30, 2018 due to rising interest rates.

Interest income on loans increased $402,000, or 15.3%, to $3.0 million for the quarter ended September 30, 2018 from $2.6 million for the quarter ended September 30, 2017, reflecting a $28.6 million increase in the average balance of loans to $281.5 million for the three months ended September 30, 2018 from $252.9 million for the three months ended September 30, 2017, in addition to a 16 basis point increase in the average yield earned on loans for the three months ended September 30, 2018 as compared to the same period in 2017. The increase in the average balance of loans was due to our focus on increasing our residential mortgage and commercial loan portfolios during the three months ended September 30, 2018 as compared to the same period in 2017. The average yield on loans increased to 4.30% for the three months ended September 30, 2018 from 4.14% for the three months ended September 30, 2017, reflecting increases in market interest rates on new loan products, primarily commercial mortgages, commercial and industrial loans, and home equity lines of credit, in addition to upward repricing for adjustable rate loans in a rising interest rate environment.

Interest income on taxable investment securities increased $25,000, or 31.3%, to $105,000 for the three months ended September 30, 2018 from $80,000 for the three months ended September 30, 2017. The average balance of taxable investment securities increased $1.1 million, or 8.0%, to $14.2 million for the three months ended September 30, 2018 from $13.1 million for the three months ended September 30, 2017. The average yield on taxable investment securities increased 53 basis points to 2.96% during the quarter ended September 30, 2018 as compared to 2.43% for the quarter ended September 30, 2017 due to new purchases of modestly higher yielding investment securities replacing calls of slightly lower yielding investment securities. Interest income on mortgage-backed securities increased $2,000, or 7.7%, to $28,000 for the three months ended September 30, 2018, from $26,000 for the three months ended September 30, 2017 reflecting an increase in the average yield on mortgage-backed securities of 42 basis points to 1.59% for the three months ended September 30, 2018 from 1.17% for the three months ended September 30, 2017, partially offset by a decrease in the average balance of mortgage-backed securities of $1.8 million, or 19.8%, to $7.1 million for the three months ended September 30, 2018 from $8.9 million for the three months ended September 30, 2017. The increase in average yield on mortgage-backed securities was primarily attributable to slower prepayment speeds and upward repricing on the pools of mortgage-backed securities held in portfolio during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. A portion of the cash flow from these investment and mortgage-backed securities was redeployed to fund loan growth. Interest income on tax-exempt state and municipal securities decreased $1,000, or 3.7%, to $26,000 for the three months ended September 30, 2018, from $27,000 for the three months ended September 30, 2017. The average balance of state and municipal securities decreased by $285,000, or 4.6%, from $6.2 million for the three months ended September 30, 2017 to $5.9 million for the three months ended September 30, 2018. The average tax equivalent yield on state and municipal securities decreased 28 basis points to 2.28% for the three months ended September 30, 2018 from 2.56% for the three months ended September 30, 2017, as a result of the enactment of the Tax Cuts and Jobs Act that took effect on January 1, 2018 which reduced the corporate federal income tax rate from 34% to 21%. Interest income on Fed Funds sold increased $3,000, or 27.3%, to $14,000 for the three months ended September 30, 2018 from $11,000 for the three months ended September 30, 2017. The increase in Fed Funds sold was attributable to an increase in the average yield on Fed Funds sold of 47 basis points to 1.59% during the quarter ended September 30, 2018 as compared to 1.12% for the quarter ended September 30, 2017 due to the Federal Reserve’s increase of the fed funds rate, partially offset by a decrease in the average balance of Fed Funds sold of $624,000, or 15.2%, to $3.5 million for the three months ended September 30, 2018 from $4.1 million for the three months ended September 30, 2017.

Total Interest Expense. Total interest expense increased $337,000, or 46.6%, to $1.1 million for the quarter ended September 30, 2018 from $723,000 for the quarter ended September 30, 2017. Total interest expense reflected an increase in interest expense on deposits of $207,000 and an increase in interest expense on borrowings of $130,000 when comparing the quarters ended September 30, 2018 and 2017. The total interest expense reflected an increase in the average cost of interest-bearing liabilities of 38 basis points from 1.15% for the three months ended September 30, 2017 to 1.53% for the three months ended September 30, 2018, in addition to an increase of $26.0 million in average interest-bearing liabilities.

Interest expense on deposits increased $207,000, or 43.0%, to $689,000 for the three months ended September 30, 2018 from $482,000 for the three months ended September 30, 2017. The average cost of deposits increased to 1.31% for the three months ended September 30, 2018 from 0.99% for the three months ended September 30, 2017, primarily reflecting higher average balances on higher rate promotional savings and certificates of deposit accounts offered during the third quarter of 2018. The average balance of deposits increased $17.4 million, or 9.0%, from $193.6 million for the three months ended September 30, 2017 to $211.1 million for the three months ended September 30, 2018 also primarily due to higher rate promotional certificates of deposit and savings accounts offered in the third quarter of 2018. The average cost of certificates of deposit (including individual retirement accounts) increased to 1.77% for the three months ended September 30, 2018 from 1.39% for the three months ended September 30, 2017, in addition to an increase in the average balance of these accounts by $17.3 million to $117.2 million for the three months ended September 30, 2018 from $99.8 million for the three months ended September 30, 2017. The average balance of transaction accounts, our core non-time deposit accounts, increased by $1.2 million to $104.3 million for the three months ended September 30, 2018 from $103.1 million for the three months ended September 30, 2017, along with an increase in the average cost of transaction accounts of 14 basis points to 0.66% for the three months ended September 30, 2018 from 0.52% for the three months ended September 30, 2017 primarily due to promotional savings and money market accounts.

At September 30, 2018, we had $11.5 million of certificates of deposit, including individual retirement accounts, scheduled to mature throughout the remainder of 2018. Based on current market interest rates, we expect that the cost of these deposits upon renewal will be at a moderately higher cost to us than their current contractual rates.

Interest expense on borrowings increased $130,000 from $241,000 for the quarter ended September 30, 2017 to $371,000 for the quarter ended September 30, 2018, due to an $8.6 million increase in our average balance of borrowings with the Federal Home Loan Bank from $58.4 million for the three months ended September 30, 2017 to $67.0 million for the three months ended September 30, 2018 in order to fund loans, along with an increase in the average cost of these funds from 1.65% for the three months ended September 30, 2017 to 2.22% for the three months ended September 30, 2018 as a result of an increase in market interest rates.

Net Interest Income. Net interest income increased $94,000, or 4.6%, to $2.1 million for the quarter ended September 30, 2018 as compared to $2.0 million for the quarter ended September 30, 2017. Net interest income increased primarily due to continued efforts to change the interest-earning asset mix to increase the balances of higher yielding residential and commercial loans when comparing the quarter ended September 30, 2018 to the same period in 2017. Our net interest rate spread decreased 18 basis points to 2.58% for the quarter ended September 30, 2018 from 2.76% for the quarter ended September 30, 2017. There was a 38 basis point increase in the average cost of our interest-bearing liabilities from 1.15% for the three months ended September 30, 2017 to 1.53% for the three months ended September 30, 2018, partially offset by a 20 basis point increase in the average yield on our interest-earning assets to 4.10% for the three months ended September 30, 2018 from 3.90% for the three months ended September 30, 2017. Our net interest margin decreased 15 basis points to 2.74% during the three months ended September 30, 2018 from 2.89% during the three months ended September 30, 2017.

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

Based on our evaluation of the above factors, we recorded a $75,000 provision for loan losses for the quarter ended September 30, 2018, compared to an $84,000 provision for loan losses recorded for the quarter ended September 30, 2017. The lower provision for loan losses for the three months ended September 30, 2018 was the result of adding additional loan loss reserves needed for the quarter ended September 30, 2017 due to an increase in loans newly classified as substandard in the third quarter of 2017, partially offset by additional provisioning on classified loans and general provisions deemed necessary to support an increased balance of loans receivable, primarily one- to four-family residential real estate, commercial real estate, and, commercial and industrial loans when comparing the three months ended September 30, 2018 and September 30, 2017. The increase in the classified loan provision was due to an increase in loans rated special mention and substandard which were classified as such during the three months ended September 30, 2018. The allowance for loan losses was $1.5 million, or 0.53% of net loans outstanding at September 30, 2018 compared to $1.2 million, or 0.47% of net loans outstanding, at September 30, 2017. The allowance for loan losses was $1.3 million, or 0.48% of net loans outstanding at December 31, 2017.

Other Income. Other income decreased by $215,000, or 20.9%, to $816,000 for the three months ended September 30, 2018 compared to $1.0 million for the three months ended September 30, 2017. The decrease in other income was primarily attributable to decreases in realized gains on sales of loans and mortgage fee income. Realized gains on sales of loans decreased $189,000, or 29.1%, to $461,000 for the three months ended September 30, 2018 from $650,000 for the three months ended September 30, 2017. The decrease in realized gains on sales of loans was primarily due to lower volume of mortgage loans sold in addition to lower premiums received on government and conventional mortgage loans sold in the third quarter of 2018 compared to the third quarter of 2017. Mortgage fee income decreased by $26,000, or 10.7%, to $218,000 for the three months ended September 30, 2018 compared to $244,000 for the three months ended September 30, 2017 due to lower volume of residential mortgage loans originated in the third quarter of 2018 compared to the third quarter of 2017, partially offset by an increase in commercial loan fees.

Other Expense. Other expense increased $224,000, or 8.3%, to $2.9 million for the three months ended September 30, 2018 from $2.7 million for the three months ended September 30, 2017. The increase in other expense was primarily attributable to increases in mortgage fees and taxes of $151,000, other miscellaneous expense of $40,000, data processing costs of $39,000, and audit and tax services of $26,000, partially offset by a decrease in directors’ fees of $19,000. Mortgage fees and taxes increased $151,000, or 193.6%, to $229,000 for the three months ended September 30, 2018 from $78,000 for the three months ended September 30, 2017 due to a $159,000 change in accounting estimate. Other miscellaneous expense increased $40,000, or 16.5%, to $283,000 for the three months ended September 30, 2018 from $243,000 for the three months ended September 30, 2017 as a result of increases in professional services and legal expenses associated with the Company’s restatement of its 2017 audited financial statements and its first quarter 2018 unaudited financial statements as a result of the Company incorrectly claiming a tax credit for residential mortgages on properties located in Erie County. Data processing costs increased $39,000, or 48.8%, to $119,000 for the three months ended September 30, 2018 from $80,000 for the three months ended September 30, 2017 primarily due to the end of first year promotional pricing associated with the conversion of our core processing system from in-house hosting to data center hosting. Audits and tax services increased $26,000, or 59.1%, to $70,000 for the three months ended September 30, 2018 from $44,000 for the three months ended September 30, 2017 as a result of increased expenses related to the Company’s restatement of its 2017 audited financial statements and its first quarter 2018 unaudited financial statements. Directors’ fees decreased $19,000, or 29.2%, to $46,000 for the three months ended September 30, 2018 from $65,000 for the three months ended September 30, 2017 due to the retirement of four directors as of December 31, 2017.

Income Taxes. Income tax expense decreased $107,000, or 109.2%, to a benefit of $9,000 for the three months ended September 30, 2018 from $98,000 for the three months ended September 30, 2017. The decrease in income tax expense for the three months ended September 30, 2018 as compared to the same period in 2017 was due to lower income before income taxes and the reduction in the corporate federal income tax rate from 34% to 21% as a result of the enactment of the Tax Cuts and Jobs Act that took effect on January 1, 2018. The effective tax rate was (15.3)% for the three months ended September 30, 2018 compared to 35.4% for the three months ended September 30, 2017.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

General. Net income decreased $306,000, or 76.9%, to $92,000 for the nine months ended September 30, 2018 from $398,000 for the nine months ended September 30, 2017. The year over year nine month decrease was attributable to increases in other expense of $333,000 and the provision for loan losses of $29,000, and a decrease in other income of $620,000, partially offset by an increase in net interest income of $555,000 and a decrease in provision for income taxes of $121,000.

Interest and Dividend Income. Total interest and dividend income increased $1.4 million, or 17.9%, to $9.2 million for the nine months ended September 30, 2018 from $7.8 million for the nine months ended September 30, 2017. The increase resulted from a $29.3 million year over year nine month increase in average interest-earning assets, primarily residential mortgage and commercial real estate loans, and a 24 basis point increase in the average yield earned on interest-earning assets from 3.81% for the nine months ended September 30, 2017 to 4.05% for the nine months ended September 30, 2018.

Interest income on loans increased $1.3 million, or 17.6%, to $8.7 million for the nine months ended September 30, 2018 from $7.4 million for the nine months ended September 30, 2017, reflecting a $31.9 million increase in the average balance of loans to $274.6 million for the nine months ended September 30, 2018 from $242.7 million for the nine months ended September 30, 2017, in addition to a 16 basis point increase in the average yield earned on loans for the nine months ended September 30, 2018 as compared to the same period in 2017. The increase in the average balance of loans was due to our focus on increasing our residential mortgage and commercial loan portfolios during the nine months ended September 30, 2018 as compared to the same period in 2017. The average yield on loans increased to 4.24% for the nine months ended September 30, 2018 from 4.08% for the nine months ended September 30, 2017, reflecting increases in market interest rates on loan products, primarily commercial mortgages, commercial and industrial loans, and home equity lines of credit, in addition to upward repricing for adjustable rate loans in a rising interest rate environment.

Interest income on taxable investment securities increased $77,000, or 35.2%, to $296,000 for nine months ended September 30, 2018 from $219,000 for the nine months ended September 30, 2017. The average balance of taxable investment securities increased $1.6 million, or 13.4%, to $13.8 million for the nine months ended September 30, 2018 from $12.2 million for the nine months ended September 30, 2017. The average yield on taxable investment securities increased 45 basis points to 2.85% during the nine months ended September 30, 2018 as compared to 2.40% for the nine months ended September 30, 2017 due to new purchases of modestly higher yielding investment securities replacing calls of slightly lower yielding investment securities. Interest income on mortgage-backed securities increased $23,000, or 28.8%, to $103,000 for the nine months ended September 30, 2018, from $80,000 for the nine months ended September 30, 2017 reflecting an increase in the average yield on mortgage-backed securities of 63 basis points to 1.77% for the nine months ended September 30, 2018 from 1.14% for the nine months ended September 30, 2017, partially offset by a decrease in the average balance of mortgage-backed securities of $1.6 million, or 17.5%, to $7.7 million for the nine months ended September 30, 2018 from $9.4 million for the nine months ended September 30, 2017. The increase in average yield on mortgage-backed securities was primarily attributable to slower prepayment speeds and upward repricing on the pools of mortgage-backed securities held in portfolio during the nine months ended September 30, 2018 compared to the same period in 2017. A portion of the cash flow from these investment and mortgage-backed securities was redeployed to fund loan growth. Interest income on tax-exempt state and municipal securities decreased $6,000, or 7.1%, to $78,000 for the nine months ended September 30, 2018, from $84,000 for the nine months ended September 30, 2017. The average balance of state and municipal securities decreased by $519,000, or 8.0%, from $6.5 million for the nine months ended September 30, 2017 to $5.9 million for the nine months ended September 30, 2018. The average tax equivalent yield on state and municipal securities decreased 38 basis points to 2.23% for the nine months ended September 30, 2018 from 2.61% for the nine months ended September 30, 2017, as a result of the enactment of the Tax Cuts and Jobs Act that took effect on January 1, 2018 which reduced the corporate federal income tax rate from 34% to 21%. Interest income on Fed Funds remained flat at $35,000 for the nine months ended September 30, 2018 and 2017. The average balance of Fed Funds sold decreased $2.1 million, or 35.6%, to $3.3 million for the nine months ended September 30, 2018 from $5.4 million for the nine months ended September 30, 2017, offset by an increase in the average yield on Fed Funds sold of 56 basis points to 1.43% during the nine months ended September 30, 2018 as compared to 0.87% for the nine months ended September 30, 2017 due to four rate increases from the Federal Reserve beginning in December 2017 which increased the fed funds rate from 1.25% to 2.25%.

Total Interest Expense. Total interest expense increased $846,000, or 42.8%, to $2.8 million for the nine months ended September 30, 2018 from $2.0 million for the nine months ended September 30, 2017. Total interest expense reflected an increase in interest expense on deposits of $573,000 and an increase in interest expense on borrowings of $273,000 when comparing the nine months ended September 30, 2018 and 2017. The total interest expense reflected an increase in the average cost of interest-bearing liabilities of 30 basis points from 1.08% for the nine months ended September 30, 2017 to 1.38% for the nine months ended September 30, 2018, in addition to an increase of $29.2 million in average interest-bearing liabilities.

Interest expense on deposits increased $573,000, or 44.7%, to $1.9 million for the nine months ended September 30, 2018 from $1.3 million for the nine months ended September 30, 2017. The average cost of deposits increased to 1.18% for the nine months ended September 30, 2018 from 0.93% for the nine months ended September 30, 2017, primarily reflecting higher average balances on higher rate promotional money market, and certificates of deposit accounts offered during the first nine months of 2018. The average balance of deposits increased $24.4 million, or 13.2%, from $184.5 million for the nine months ended September 30, 2017 to $208.9 million for the nine months ended September 30, 2018 also primarily due to higher rate promotional certificates of deposit and money market accounts offered in the first nine months of 2018. The average cost of certificates of deposit (including individual retirement accounts) increased to 1.64% for the nine months ended September 30, 2018 from 1.31% for the nine months ended September 30, 2017, in addition to an increase in the average balance of these accounts by $20.9 million to $115.7 million for the nine months ended September 30, 2018 from $94.7 million for the nine months ended September 30, 2017. The average balance of transaction accounts, our core non-time deposit accounts, increased by $3.9 million to $102.4 million for the nine months ended September 30, 2018 from $98.4 million for the nine months ended September 30, 2017, along with an increase in the average cost of transaction accounts of nine basis points to 0.56% for the nine months ended September 30, 2018 from 0.47% for the nine months ended September 30, 2017 primarily due to promotional savings and money market accounts.

Interest expense on borrowings increased $273,000, or 39.3%, from $695,000 for the nine months ended September 30, 2017 to $968,000 for the nine months ended September 30, 2018, due to a $4.9 million increase in our average balance of borrowings with the Federal Home Loan Bank from $59.3 million for the nine months ended September 30, 2017 to $64.2 million for the nine months ended September 30, 2018 in order to fund loans, along with an increase in the average cost of these funds from 1.56% for the nine months ended September 30, 2017 to 2.01% for the nine months ended September 30, 2018 as a result of an increase in market interest rates.

Net Interest Income. Net interest income increased $555,000, or 9.5%, to $6.4 million for the nine months ended September 30, 2018 as compared to $5.9 million for the nine months ended September 30, 2017. Net interest income increased primarily due to continued efforts to change the interest-earning asset mix to increase the balances of higher yielding residential and commercial loans when comparing the nine months ended September 30, 2018 to the same period in 2017. Our net interest rate spread decreased six basis points to 2.67% for the nine months ended September 30, 2018 from 2.73% for the nine months ended September 30, 2017. There was an increase in the average cost of our interest-bearing liabilities of 30 basis points from 1.08% for the nine months ended September 30, 2017 to 1.38% for the nine months ended September 30, 2018, partially offset by a 24 basis point increase in the average yield on our interest-earning assets to 4.05% for the nine months ended September 30, 2018 from 3.81% for the nine months ended September 30, 2017. Our net interest margin decreased four basis points to 2.82% for the nine months ended September 30, 2018 from 2.86% for the nine months ended September 30, 2017.

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

Based on our evaluation of the above factors, we recorded a $225,000 provision for loan losses for the nine months ended September 30, 2018, compared to a $196,000 provision for loan losses recorded for the nine months ended September 30, 2017. The increase in the provision for loan losses for the nine months ended September 30, 2018 was the result of additional provisioning on classified loans and general provisions deemed necessary to support an increased balance of loans receivable, primarily one- to four-family residential real estate, commercial real estate, and commercial and industrial loans when comparing the nine months ended September 30, 2018 and September 30, 2017. The increase in the provision on classified loans was due to an increase in loans rated special mention and substandard which were classified as such during the nine months ended September 30, 2018. The allowance for loan losses was $1.5 million, or 0.53% of net loans outstanding at September 30, 2018 compared to $1.2 million, or 0.47% of net loans outstanding, at September 30, 2017. The allowance for loan losses was $1.3 million, or 0.48% of net loans outstanding at December 31, 2017.

Other Income. Other income decreased by $620,000, or 22.8%, to $2.1 million for the nine months ended September 30, 2018 compared to $2.7 million for the nine months ended September 30, 2017. The decrease in other income was primarily attributable to decreases in realized gains on sales of loans, fee income, and mortgage fee income. Realized gains on sales of loans decreased $569,000, or 34.1%, to $1.1 million for the nine months ended September 30, 2018 from $1.7 million for the nine months ended September 30, 2017. The decrease in realized gains on sales of loans was primarily due to lower volume of mortgage loans sold in addition to lower premiums received on government and conventional mortgage loans sold during the first nine months of 2018 compared to the first nine months of 2017. Fee income from Fairport Wealth Management decreased by $28,000, or 20.4%, to $109,000 for the nine months ended September 30, 2018 compared to $137,000 for the nine months ended September 30, 2017 due to a decrease in non-deposit investment product sales. Mortgage fee income decreased by $25,000, or 4.1%, to $588,000 for the nine months ended September 30, 2018 compared to $613,000 for the nine months ended September 30, 2017 due to lower volume of residential mortgage loans originated in the first nine months of 2018 compared to the same period in 2017, partially offset by an increase in commercial loan fees.

Other Expense. Other expense increased $333,000, or 4.2%, to $8.2 million for the nine months ended September 30, 2018 from $7.9 million for the nine months ended September 30, 2017. The increase in other expense was primarily attributable to increases in mortgage fees and taxes of $146,000, salaries and employee benefits of $78,000, data processing costs of $73,000, audits and tax services of $28,000, occupancy expense of $21,000, electronic banking of $20,000, and other miscellaneous expense of $19,000, partially offset by a decrease in directors’ fees of $44,000. Mortgage fees and taxes increased $146,000, or 73.4%, to $344,000 for the nine months ended September 30, 2018 from $198,000 for the nine months ended September 30, 2017 due to a $159,000 change in accounting estimate. Salaries and employee benefits increased $78,000, or 1.6%, to $4.9 million for the nine months ended September 30, 2018 from $4.8 million for the nine months ended September 30, 2017 primarily due to annual merit increases for existing staff, the addition of a Chief Lending Officer in October 2017, and the expense related to the issuance of restricted stock awards and stock options to senior management and the Board of Directors in the fourth quarter of 2017 and the first and third quarters of 2018, partially offset by a decrease in commission expense due to lower mortgage and commercial loan origination volume and annual incentive expense. Data processing costs increased $73,000, or 29.2%, to $323,000 for the nine months ended September 30, 2018 from $250,000 for the nine months ended September 30, 2017 primarily due to the end of first year promotional pricing associated with the conversion of our core processing system from in-house hosting to data center hosting. Audits and tax services increased $28,000, or 20.4%, to $165,000 for the nine months ended September 30, 2018 from $137,000 for the nine months ended September 30, 2017 as a result of increased expenses related to the Company’s restatement of its 2017 audited financial statements and its first quarter 2018 unaudited financial statements. Occupancy expense increased $21,000, or 2.6%, to $822,000 for the nine months ended September 30, 2018 from $801,000 for the nine months ended September 30, 2017 primarily due to additional rent expense related to the addition of our Lewiston mortgage origination office, additional office space in our Cheektowaga mortgage origination office in November 2017, and increases in building repairs and maintenance for our branches. Electronic banking increased $20,000, or 31.3%, to $84,000 for the nine months ended September 30, 2018 from $64,000 for the nine months ended September 30, 2017 primarily due to the end of first year promotional pricing associated with the conversion of our core processing system from in-house hosting to data center hosting. Other miscellaneous expense increased $19,000, or 2.5%, to $782,000 for the nine months ended September 30, 2018 from $763,000 for the nine months ended September 30, 2017 as a result of increases in professional services and legal expenses associated with the Company’s restatement of its 2017 audited financial statements and its first quarter 2018 unaudited financial statements. Directors’ fees decreased $44,000, or 22.6%, to $151,000 for the nine months ended September 30, 2018 from $195,000 for the nine months ended September 30, 2017 due to the retirement of four directors as of December 31, 2017.

Income Taxes. Income tax expense decreased $121,000, or 83.5%, to $24,000 for the nine months ended September 30, 2018 from $145,000 for the nine months ended September 30, 2017. The decrease in income tax expense for the nine months ended September 30, 2018 as compared to the same period in 2017 was due to lower income before income taxes and the reduction in the corporate federal income tax rate from 34% to 21% as a result of the enactment of the Tax Cuts and Jobs Act that took effect on January 1, 2018. The effective tax rate was 20.7% for the nine months ended September 30, 2018 compared to 26.7% for the nine months ended September 30, 2017.

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

	For the three months September 30,
	2018			2017
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost(5)	Balance	Interest	Cost(5)
Interest-earning assets:
Loans	$281,491	$3,023	4.30%	$252,932	$2,621	4.14%
Federal funds sold	3,476	14	1.59	4,100	11	1.12
Taxable investment securities	14,196	105	2.96	13,145	80	2.43
Mortgage-backed securities	7,144	28	1.59	8,904	26	1.17
State and municipal securities(1)	5,877	33	2.28	6,162	40	2.56
Total interest-earning assets	$312,184	$3,203	4.10%	$285,243	$2,778	3.90%
Noninterest-earning assets:
Other assets	$10,159			$10,838
Total assets	$322,343			$296,081
Interest-bearing liabilities:
NOW accounts	$30,456	$23	0.30%	$31,092	$24	0.30%
Passbook savings	29,850	51	0.68	27,436	35	0.50
Money market savings	33,576	98	1.17	35,258	75	0.85
Individual retirement accounts	6,684	21	1.27	7,096	20	1.11
Certificates of deposit	110,489	496	1.80	92,740	328	1.42
Federal Home Loan Bank advances	67,042	371	2.22	58,430	241	1.65
Total interest-bearing liabilities	$278,097	$1,060	1.53%	$252,052	$723	1.15%
Noninterest-bearing liabilities:
Demand deposits	$10,413			$9,353
Other liabilities	2,545			2,824
Total liabilities	$291,055			$264,229
Stockholders' equity	$31,288			$31,852
Total liabilities & stockholders' equity	$322,343			$296,081
Net interest income		$2,143			$2,055
Interest rate spread(2)			2.57%			2.75%
Net interest-earning assets(3)	$34,087			$33,191
Net interest margin(4)		2.74%			2.89%
Ratio of average interest-earning assets to average interest-bearing liabilities	112.26%			113.17%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 21% federal tax rate for the quarter ended September 30, 2018 and a 34% federal tax rate for the quarter ended September 30, 2017. The unadjusted average yield on tax-exempt securities was 1.80% and 1.69% for the quarters ended September 30, 2018 and 2017, respectively. The unadjusted interest income on tax-exempt securities was $26,000 and $27,000 for the quarters ended September 30, 2018 and 2017, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.
(5)	Annualized.

	For the nine months September 30,
	2018			2017
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost(5)	Balance	Interest	Cost(5)
Interest-earning assets:
Loans	$274,580	$8,736	4.24%	$242,668	$7,429	4.08%
Federal funds sold	3,254	35	1.43	5,385	35	0.87
Taxable investment securities	13,813	296	2.85	12,177	219	2.40
Mortgage-backed securities	7,731	103	1.77	9,366	80	1.14
State and municipal securities(1)	5,936	99	2.23	6,455	126	2.61
Total interest-earning assets	$305,314	$9,269	4.05%	$276,051	$7,889	3.81%
Noninterest-earning assets:
Other assets	$10,540			$10,783
Total assets	$315,854			$286,834
Interest-bearing liabilities:
NOW accounts	$30,350	$70	0.31%	$29,457	$65	0.30%
Passbook savings	27,780	111	0.53	26,947	80	0.40
Money market savings	35,121	248	0.94	33,414	205	0.82
Individual retirement accounts	6,858	63	1.22	7,063	54	1.02
Certificates of deposit	108,803	1,363	1.67	87,657	878	1.34
Federal Home Loan Bank advances	64,200	968	2.01	59,341	695	1.56
Total interest-bearing liabilities	$273,112	$2,823	1.38%	$243,879	$1,977	1.08%
Noninterest-bearing liabilities:
Demand deposits	$9,105			$8,626
Other liabilities	2,290			2,119
Total liabilities	$284,507			$254,624
Stockholders' equity	$31,347			$32,210
Total liabilities & stockholders' equity	$315,854			$286,834
Net interest income		$6,446			$5,912
Interest rate spread(2)			2.67%			2.73%
Net interest-earning assets(3)	$32,202			$32,172
Net interest margin(4)		2.82%			2.86%
Ratio of average interest-earning assets to average interest-bearing liabilities	111.79%			113.19%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 21% federal tax rate for the nine months ended September 30, 2018 and a 34% federal tax rate for the nine months ended September 30, 2017. The unadjusted average yield on tax-exempt securities was 1.76% for the nine months ended September 30, 2018 and 1.72% for the nine months ended September 30, 2018 and 2017. The unadjusted interest income on tax-exempt securities was $78,000 and $84,000 for the nine months ended September 30, 2018 and 2017, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.
(5)	Annualized.

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

	Three months ended September 30,
	2018 vs. 2017
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest and dividend income:
Loans	$299	$103	$402
Federal funds sold	(2)	5	3
Taxable investment securities	7	18	25
Mortgage-backed securities	(2)	4	2
State and municipal securities(1)	(2)	(5)	(7)
Total interest and dividend income	300	125	425
Interest expense:
NOW accounts	(1)	-	(1)
Passbook savings	3	13	16
Money market savings	(3)	26	23
Individual retirement accounts	(1)	2	1
Certificates of deposit	70	98	168
Federal home loan bank advances	39	91	130
Total interest expense	107	230	337
Net change in net interest income	$193	$(105)	$88

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 21% federal tax rate for the quarter ended September 30, 2018 and a 34% federal tax rate for the quarter ended September 30, 2017.

	Nine months ended September 30,
	2018 vs. 2017
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest and dividend income:
Loans	$1,007	$300	$1,307
Federal funds sold	-	-	-
Taxable investment securities	32	45	77
Mortgage-backed securities	(11)	34	23
State and municipal securities(1)	(10)	(17)	(27)
Total interest and dividend income	1,018	362	1,380
Interest expense:
NOW accounts	2	3	5
Passbook savings	3	28	31
Money market savings	11	32	43
Individual retirement accounts	(2)	11	9
Certificates of deposit	240	245	485
Federal home loan bank advances	60	213	273
Total interest expense	314	532	846
Net change in net interest income	$704	$(170)	$534

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 21% federal tax rate for the nine months ended September 30, 2018 and a 34% federal tax rate for the nine months ended September 30, 2017.

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of nonperforming assets at the indicated dates:

	September 30,	December 31,	September 30,
(Dollars In thousands)	2018	2017	2017
Nonaccrual loans:
Residential mortgage loans	$55	$153	$37
Commercial and industrial loans	45	-	-
Total nonaccrual loans	100	153	37
Total nonperforming loans	100	153	37
Total nonperforming assets	$100	$153	$37

Nonperforming loans to total loans	0.05%	0.06%	0.01%
Nonperforming assets to total assets	0.03%	0.05%	0.01%

Nonperforming assets include nonaccrual loans, non-accruing TDRs, and foreclosed real estate. The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. At September 30, 2018 there were no loans that were past due 90 days or more and still accruing interest. Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. At the dates indicated above, the Company had no TDRs outstanding.

As indicated in the table above, nonperforming assets at September 30, 2018 were $100,000, a decrease of $53,000, or 34.6%, from $153,000 at December 31, 2017. At September 30, 2018, the Company had one non-performing residential mortgage loan for $55,000 and one non-performing commercial and industrial loan for $45,000 and at December 31, 2017, the Company had two non-performing residential mortgage loans for $153,000. At September 30, 2017, the Company had one non-performing residential mortgage loan for $37,000. At the dates indicated above, the Company had no foreclosed real estate.

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the balance sheet. The allowance for loan losses was $1.5 million at September 30, 2018 and $1.3 million at December 31, 2017. The Company reported an increase in the ratio of the allowance for loan losses to gross loans to 0.53% at September 30, 2018 as compared to 0.48% at December 31, 2017. Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of September 30, 2018.

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

At September 30, 2018 and December 31, 2017, the Company did not have loans which were deemed to be impaired.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting. Management has identified potential problem loans totaling $5.1 million as of September 30, 2018 as compared to $3.3 million at December 31, 2017. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired. Total potential problem loans increased between these two dates, as the Company reported an increase of $1.6 million in loans rated special mention and an increase of $221,000 in loans rated substandard. The increase in loans classified as special mention was due to one residential mortgage loan and three commercial real estate loans which were newly categorized as such during the nine months ended September 30, 2018, partially offset by one residential mortgage loan now paying as agreed. These loans were not criticized as of December 31, 2017. The increase in loans classified as substandard was due to the additions of one commercial and industrial loan and 10 residential mortgage loans newly categorized as substandard during the nine months ended September 30, 2018, partially offset by the upgrades of six residential mortgage loans now paying as agreed and three residential mortgage loan payoffs. Based on current information available at September 30, 2018, these loans were re-evaluated for their range of potential losses and reclassified accordingly.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included in our consolidated financial statements.

Our primary sources of funds consist of deposit inflows, loan repayments, borrowings from the Federal Home Loan Bank of New York, maturities and principal repayments of securities, and loan and securities sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 20.0% or greater. For the quarter ended September 30, 2018, our liquidity ratio averaged 27.2%. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2018.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)       expected loan demand;

(ii)      expected deposit flows;

(iii)     yields available on interest-earning deposits and securities; and

(iv)     the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits, short and intermediate-term securities and federal funds sold. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2018, cash and cash equivalents totaled $6.0 million.

At September 30, 2018, we had $11.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $19.9 million in unused lines of credit outstanding to borrowers. Certificates of deposit (including individual retirement accounts comprised solely of certificates of deposit), due within one year of September 30, 2018 totaled $61.4 million, or 52.7% of our certificates of deposit (including individual retirement accounts) and 28.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, and Federal Home Loan Bank borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing certificates of deposit due on or before September 30, 2019. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provides an additional source of funds. Federal Home Loan Bank borrowings increased by $9.3 million, to $73.8 million at September 30, 2018, from $64.4 million at December 31, 2017. At September 30, 2018, we had the ability to borrow approximately $165.7 million from the Federal Home Loan Bank of New York, of which $73.8 million had been advanced.

We also have a repurchase agreement with Raymond James providing an additional $10.0 million in liquidity. Funds obtained under the repurchase agreement are secured by the Company’s U.S. Government and agency obligations.  There were no advances outstanding under the repurchase agreement at September 30, 2018 and December 31, 2017. In addition to the repurchase agreement with Raymond James, we also have an unsecured line of credit through Atlantic Community Bankers Bank which would provide an additional $5.0 million in liquidity. There were no draws or outstanding balances from the line of credit at September 30, 2018 and December 31, 2017.

Capital

Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2018, Fairport Savings Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

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

Fairport Savings Bank’s capital amounts and ratios as of the indicated dates are presented in the following table.

					Minimum
					To Be "Well-
			Minimum		Capitalized"		Well-Capitalized
			For Capital		Under Prompt		With Buffer, Fully
	Actual		Adequacy Purposes		Corrective Provisions		Phased in for 2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018
Total Core Capital (to Risk-Weighted Assets)	$30,767	15.62%	³$15,762	³8.0%	³$19,703	³10.0%	³$20,688	³10.5%
Tier 1 Capital (to Risk-Weighted Assets)	29,281	14.86	³11,822	³6.0	³15,762	³8.0	³16,747	³8.5
Tier 1 Common Equity (to Risk-Weighted Assets)	29,281	14.86	³8,866	³4.5	³12,807	³6.5	³13,792	³7.0
Tier 1 Capital (to Assets)	29,281	9.14	³12,813	³4.0	³16,016	³5.0	³16,016	³5.0
As of December 31, 2017:
Total Core Capital (to Risk-Weighted Assets)	$30,067	16.11%	³$14,927	³8.0%	³$18,658	³10.0%	³$19,591	³10.5%
Tier 1 Capital (to Risk-Weighted Assets)	28,806	15.44	³11,195	³6.0	³14,927	³8.0	³15,860	³8.5
Tier 1 Common Equity (to Risk-Weighted Assets)	28,806	15.44	³8,396	³4.5	³12,128	³6.5	³13,061	³7.0
Tier 1 Capital (to Assets)	28,806	9.47	³12,173	³4.0	³15,216	³5.0	³15,216	³5.0

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

At September 30, 2018 and December 31, 2017, we had $7.7 million and $12.4 million, respectively, of commitments to grant loans, $3.9 million and $5.9 million, respectively, of unadvanced portions of construction loans, and $19.9 million and $17.5 million, respectively, of unfunded commitments under lines of credit. We had three commercial letters of credit for $249,000 at September 30, 2018 and two commercial letters of credit for $414,000 at December 31, 2017.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2018, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgement in evaluating the benefits of possible controls and procedures relative to their costs.

There has been no change in the Company’s internal control over financial reporting during the third quarter of the fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of September 30, 2018, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2018.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 — July 31, 2018	-		$-	-	27,549
August 1 — August 31, 2018	-		$-	-	27,549
September 1 — September 30, 2018	-		$-	-	27,549
Total	-	$		-

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

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101	The following materials from FSB Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Financial Condition, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FSB BANCORP, INC. (registrant)

November 13, 2018	/s/ Kevin D. Maroney
Kevin D. Maroney
President & Chief Executive Officer

November 13, 2018	/s/ Angela M. Krezmer
Angela M. Krezmer
Chief Financial Officer