Form 10-K
period 2018-12-31
FSB Bancorp, Inc.
filed 2019-03-27
CIK 1667939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(585) 381-4040

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of the common stock on June 30, 2018, was $31.4 million.

As of March 26, 2019, there were 1,940,661 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

2018 Annual Report to Stockholders (Part II)
Proxy Statement for the 2019 Annual Meeting of Stockholders (Part III).

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

FSB Bancorp, Inc.

FSB Bancorp, Inc. (“FSB Bancorp” or the “Company”) is a Maryland corporation. The Company owns all of the outstanding shares of common stock of Fairport Savings Bank (the “Bank”), its banking subsidiary. At December 31, 2018, the Company had consolidated assets of $328.3 million, total deposits of $222.6 million, and stockholders’ equity of $31.5 million. FSB Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “FSBC.” The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

On July 13, 2016, FSB Bancorp completed its second step conversion from the mutual-holding company structure to the stock-holding company structure, including a related public offering of common stock, and is now fully publicly owned. The Company sold 1,034,649 shares of common stock at $10.00 per share and raised gross proceeds of approximately $10.3 million in its stock offering. Additionally, in connection with the conversion, the Bank revoked its election for its holding company to be regulated as a savings and loan holding company pursuant to Section 10(l) of the Home Owners Loan Act. Consequently, the Company is regulated as a bank holding company under the Bank Holding Company Act of 1956.

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

The Bank’s principal business consists of originating one- to four-family residential real estate mortgage loans and home equity lines of credit, and to a lesser but increasing extent, commercial real estate, multi-family and construction loans. We also offer commercial and industrial loans and other consumer loans. In 2017, we hired a Chief Lending Officer to manage and oversee the growth of our loan portfolio and supervise credit administration to continue to maintain our high asset quality. Our principal source of funds are the retail deposit products we offer to the general public in the areas surrounding our branch offices. We also utilize borrowings as a source of funds. Our revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment and municipal securities and mortgage-backed securities. We also generate revenues from other income, including realized gains on sales of loans associated with loan production generated from our loan origination offices, deposit fees and service charges, realized gains on sales of securities, earnings on bank owned life insurance and loan fees. Additionally, we derive a portion of our other income through Fairport Wealth Management, our subsidiary that offers non-deposit investments such as annuities, insurance products and mutual funds as well as asset management.

Market Area

Our market area primarily consists of Monroe County, New York, and to a lesser extent, the surrounding counties in Western New York. Monroe County is a suburban market dominated by the city of Rochester, the third largest city in the State of New York. In 2017, Monroe County had a population of 748,000. The Monroe County economy is largely dependent on several large manufacturing companies, as well as sizeable higher education and health care facilities centered in Rochester. The University of Rochester and Strong Memorial Hospital were two of the largest employers in the Rochester area in 2018. Rochester is also home to a number of international businesses, including Bausch & Lomb and Paychex. Additionally, Xerox, while no longer headquartered in Rochester, has its principal offices and manufacturing facilities in Monroe County. As of December 2018, the unemployment rate for Monroe County was 3.8%, as compared to a 3.9% rate for the State of New York and the national average of 3.9%.

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

The majority of our depositors live or work in Monroe County, New York. At June 30, 2018, the latest date for which information is available through the Federal Deposit Insurance Corporation, we held approximately 1.57% of the bank deposits in Monroe County.

Lending Activities

Our principal lending activity is the origination of one- to four-family residential real estate mortgages, home equity lines of credit and to a lesser extent, originations of commercial real estate, multi-family, construction, commercial and industrial, and other consumer loans (consisting of passbook, overdraft protection and unsecured loans). More recently, we have sought to increase our commercial real estate and commercial and industrial lending. At December 31, 2018, one- to four-family residential real estate mortgage loans totaled $221.6 million, or 78.2% of our loan portfolio, home equity lines of credit totaled $16.8 million, or 5.9% of our loan portfolio, commercial real estate and multi-family loans totaled $32.7 million, or 11.5%, of our loan portfolio, construction loans totaled $4.9 million, or 1.7%, of our loan portfolio, commercial and industrial loans totaled $7.3 million, or 2.6%, of our loan portfolio, and all other loans totaled $50,000, or 0.1% of our loan portfolio.

Our strategic plan continues to focus on residential real estate lending in addition to a greater emphasis being placed on increasing our commercial lending. We generally retain in our portfolio adjustable-rate or shorter-term fixed-rate residential real estate mortgage loans. Loans that we sell into the secondary market consist of long-term (a term 15 years or longer), conforming fixed-rate residential real estate mortgage loans and correspondent FHA, VA, and USDA mortgage loans. These loans are sold without recourse. We retain the servicing rights on all conforming fixed-rate residential mortgage loans that we sell to Freddie Mac. However, we also sell conforming fixed-rate residential mortgage loans servicing released to other secondary market investors. Correspondent FHA, VA, and USDA mortgage loans are sold in the secondary market on a servicing-released basis. During the year ended December 31, 2018, we sold $59.9 million in long-term, fixed-rate one- to four family real estate loans in the secondary market. At December 31, 2018, we were servicing $123.8 million of loans sold to others. For the year ended December 31, 2018, we realized a gain of $1.4 million on the sale of loans, and we received servicing fees of $325,000. We may experience declines in the residential mortgage loan portfolio during 2019 if interest rates increase.

As a community bank, we are increasing our focus on commercial lending efforts to the small to medium sized business market targeting borrowers with desired loan balances of between $250,000 and $1.0 million. Our loan products include commercial real estate, multi-family, commercial construction and commercial and industrial loans. We are an approved Small Business Administration (“SBA”) lender. As part of the commercial loan strategy, we will seek to use our commercial relationships to grow our commercial transactional deposit accounts.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four-family residential (1)	$221,602	78.21%	$206,894	78.38%	$188,573	83.04%	$177,037	87.47%	$169,323	89.50%
Home equity lines of credit	16,766	5.92	17,127	6.49	16,797	7.40	14,523	7.18	13,378	7.07
Multi-family residential	10,241	3.61	10,650	4.03	5,103	2.25	5,146	2.54	3,819	2.02
Construction (2)	4,898	1.73	10,750	4.07	6,134	2.70	1,251	0.62	1,106	0.58
Commercial	22,492	7.94	14,803	5.61	8,440	3.72	3,522	1.74	1,427	0.75
Commercial and industrial loans	7,290	2.57	3,679	1.39	1,947	0.86	853	0.42	100	0.05
Other loans	50	0.02	70	0.03	75	0.03	61	0.03	65	0.03

Total loans receivable	283,339	100.00%	263,973	100.00%	227,069	100.00%	202,393	100.00%	189,218	100.00%
Deferred loan origination (fees) costs	(37)		(1)		113		248		265
Allowance for loan losses	(1,561)		(1,261)		(990)		(811)		(653)

Total loans receivable, net	$281,741		$262,711		$226,192		$201,830		$188,830

(1)	Includes $2.7 million, $1.6 million, $1.5 million, $1.8 million, and $2.0 million of closed-end home equity loans at December 31, 2018, 2017, 2016, 2015, and 2014.
(2)	Represents amounts disbursed at December 31, 2018, 2017, 2016, 2015, and 2014. The undrawn amounts of the construction loans totaled $4.4 million, $5.9 million, $5.0 million, $1.3 million, and $1.1 million at December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2018. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2019. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One- to Four-Family Residential Real Estate Loans	Home Equity Lines of Credit	Multi- Family Residential Real Estate Loans	Construction Loans	Commercial Real Estate Loans	Commercial & Industrial Loans	Other Loans	Total
	(Dollars in thousands)

Due During the Years Ending December 31,
2019	$161	$1,023	$-	$1,258	$-	$1,959	$1	$4,402
2020	191	-	-	-	275	211	3	680
2021	472	46	-	-	-	272	15	805
2022 to 2023	2,622	126	-	-	-	3,584	7	6,339
2024 to 2028	24,243	165	7,712	-	16,815	1,264	-	50,199
2029 to 2033	23,765	719	1,682	282	709	-	4	27,161
2034 and beyond	170,148	14,687	847	3,358	4,693	-	20	193,753

Total	$221,602	$16,766	$10,241	$4,898	$22,492	$7,290	$50	$283,339

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2018 that are contractually due after December 31, 2019.

	Due After December 31, 2019
	Fixed	Adjustable	Total
	(Dollars in thousands)

Real estate loans:
One- to four-family residential	$218,250	$3,191	$221,441
Home equity lines of credit	-	15,743	15,743
Multi-family residential	2,529	7,712	10,241
Construction	3,204	436	3,640
Commercial	2,373	20,119	22,492
Commercial and industrial loans	2,726	2,605	5,331
Other loans	49	-	49
Total	$229,131	$49,806	$278,937

One- to Four-Family Residential Real Estate Mortgage Loans. Our primary lending activity is the origination of one- to four-family residential real estate mortgage loans. At December 31, 2018, $221.6 million, or 78.2% of our total loan portfolio, consisted of one- to four-family residential real estate mortgage loans. We offer conforming and non-conforming, fixed-rate and adjustable-rate residential real estate mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $1.5 million. Our adjustable-rate mortgage loans provide an initial fixed interest rate for three, five, seven, or ten years and then adjust annually thereafter and amortize over a period of up to 30 years. We originate fixed-rate mortgage loans with terms of less than 15 years, but at interest rates applicable to our 15-year loans.

One- to four-family residential real estate mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which at December 31, 2018 was $453,100 for single-family homes in our market area. We also originate loans above the lending limit for conforming loans, commonly referred to as “jumbo loans.” At December 31, 2018, we had $33.1 million in jumbo loans. We generally underwrite jumbo loans, which are not uncommon in our market area, in a manner similar to conforming loans. For first mortgage loans with loan-to-value ratios in excess of 80% we require private mortgage insurance. We do not have any loans in our loan portfolio that are considered sub-prime or Alt-A.

We currently offer several adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period ranging from one year to ten years. After the initial fixed period, the interest rate on adjustable-rate mortgage loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board, subject to periodic and lifetime limitations on interest rate changes. All of our traditional adjustable-rate mortgage loans with initial fixed-rate periods of one, three, five, seven, and ten years have initial and periodic caps of two percentage points on interest rate changes, with a cap of six percentage points for the life of the loan. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. We do not offer “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. At December 31, 2018, we had $25.3 million in adjustable-rate one- to four-family residential real estate mortgage loans. Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default.

We require title insurance on all of our one- to four-family residential real estate mortgage loans, and we also require that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. For fixed-rate mortgage loans with terms of 15 years or less, we will accept an attorney’s letter in lieu of title insurance. A majority of our residential real estate mortgage loans have a mortgage escrow account from which disbursements are made for real estate taxes and flood insurance. We do not conduct environmental testing on residential real estate mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan. If we identify an environmental problem on land that will secure a loan, the environmental hazard must be remediated before the closing of the loan.

Home Equity Lines of Credit. We offer home equity lines of credit, which are primarily secured by a second mortgage on single family residences. At December 31, 2018, home equity lines of credit totaled $16.8 million, or 5.9% of total loans receivable. At that date we had an additional $17.3 million of undisbursed home equity lines of credit. We offer an “interest only” period, where the borrower pays interest for an initial period (ten years), after which the loan converts to a fully amortizing loan with a term of 15 years.

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

Multi-Family Residential and Commercial Real Estate Loans. Loans secured by multi-family real estate totaled $10.2 million, or 3.6%, of the total loan portfolio at December 31, 2018. Multi-family residential loans generally are secured by rental properties. All multi-family residential loans are secured by properties located within our lending area. At December 31, 2018, we had 28 multi-family loans with an average principal balance of $366,000, and the largest multi-family real estate loan had a principal balance of $1.5 million. At December 31, 2018, all of our loans secured by multi-family real estate were performing in accordance with their terms. Multi-family real estate loans are offered with fixed or adjustable interest rates. Adjustable-rate multi-family real estate loans are tied to the average yield on U.S. Treasury securities, subject to periodic and lifetime limitations on interest rate changes.

At December 31, 2018, $22.5 million, or 7.9% of our total loan portfolio, consisted of commercial real estate loans. Commercial real estate loans are secured by office, mixed use, retail, and other commercial properties. We generally originate adjustable-rate commercial real estate loans with maximum terms of up to 10 years. Adjustable-rate commercial real estate loans are tied to the five-year Federal Home Loan Bank advance rate plus a margin, subject to periodic and lifetime limitations on interest rate changes. The maximum loan-to-value ratio of commercial real estate loans is 80%. At December 31, 2018, we had 40 commercial real estate loans with an average principal balance of $562,000. At December 31, 2018, our largest loan secured by commercial real estate consisted of a $3.7 million loan secured by non-owner occupied office buildings. At December 31, 2018, all of our loans secured by commercial real estate were performing in accordance with their terms.

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

Construction Loans. We originate construction loans for the purchase of developed lots and for the construction of single-family residences. Construction loans are offered to individuals for the construction of their personal residences by a qualified builder which will convert to a residential mortgage loan following construction (construction/permanent loans). At December 31, 2018, construction loans totaled $4.9 million, or 1.7% of total loans receivable. At December 31, 2018, the additional unadvanced portion of these construction loans totaled $4.4 million. We also originate commercial construction loans on a limited basis. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We generally also review and inspect each property before disbursement of funds during the term of the construction loan.

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

Commercial and Industrial Loans. At December 31, 2018, we had $7.3 million in commercial and industrial loans, which amounted to 2.6% of total loans. We make commercial and industrial loans primarily in our market area to a variety of sole proprietorships, partnerships, and corporations. Commercial lending products include term loans, revolving and demand lines of credit. Commercial term loans and revolving lines of credit are generally used for longer-term working capital purposes such as purchasing equipment, vehicles, or furniture. Demand lines of credit are generally used for shorter-term working capital purposes. Commercial and industrial loans are made with either adjustable, variable, or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed-rate commercial and industrial loans are set at a margin above the comparable Federal Home Loan Bank advance rate.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, and the value of the collateral. Commercial and industrial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and in addition are supported by unlimited personal guarantees. Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts of up to 80% of the value of the collateral securing the loan. We generally do not make unsecured commercial and industrial loans.

Commercial and industrial loans generally have greater credit risk than residential real estate loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2018, our largest commercial and industrial loan was a $1.0 million loan secured by equipment. This loan was performing according to its original terms at December 31, 2018.

Other Loans. We offer a variety of loans secured by property other than real estate. These loans include passbook, overdraft protection and unsecured loans. At December 31, 2018, these other loans totaled $50,000, or 0.1% of the total loan portfolio.

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

Loans that we sell are sold without recourse. For the year ended December 31, 2018, we realized a gain of $1.4 million on the sale of loans, and we received servicing fees of $325,000. As of December 31, 2018, the principal balance of loans serviced for others totaled $123.8 million. Historically, we have retained the servicing rights on all residential real estate mortgage loans that we have sold. However, we have begun to sell some loans servicing released. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. The value of our servicing rights was $812,000 at December 31, 2018. We have not engaged in whole loan purchases. We have purchased two loan participations secured by office buildings for $4.7 million as of December 31, 2018.

The following table shows our loan originations, sales and repayment activities for the years indicated.

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)

Total loans at beginning of year	$263,973	$227,069	$202,393	$189,218	$177,210
Loan originations:
Real estate loans:
One- to four-family residential	80,956	91,167	116,331	82,368	68,977
Home equity lines of credit	6,574	6,778	5,562	5,064	5,031
Multi-family residential	400	5,769	318	1,602	888
Construction	12,924	20,582	14,202	5,151	4,986
Commercial	6,992	7,560	10,065	3,924	—
Commercial and industrial loans	4,659	1,631	2,612	866	100
Other loans	172	210	101	18	26
Total loans originated	112,677	133,697	149,191	98,993	80,008

Sales and loan principal repayments:
Principal repayments	33,441	26,690	50,547	30,508	19,750
Loan sales	59,870	70,103	73,968	55,310	48,250
Net loan activity	19,366	36,904	24,676	13,175	12,008
Total loans at end of year	$283,339	$263,973	$227,069	$202,393	$189,218

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

Residential mortgage loans up to $453,100, home equity lines of credit up to $250,000, lines of credit, personal loans, and unsecured property improvement loans up to $10,000 may be approved by any Loan Underwriter. Residential mortgage loans between $453,101 and $750,000 may be approved by any two Loan Underwriters. Residential mortgage loans between $750,001 and $1.0 million may be approved by any two Senior Loan Committee members. Residential mortgage loans exceeding $1.0 million must be approved by any two Senior Loan Committee members and the Board of Directors. Commercial loans (including commercial real estate, multi-family and commercial and industrial loans) up to $1.0 million may be approved by any two members of the Senior Loan Committee with Board approval required for commercial loans exceeding $1.0 million.

We generally require independent third-party appraisals of real property securing loans. Appraisals are performed by independent licensed appraisers. All appraisers are approved by the Board of Directors annually.

Loans to One Borrower. A New York savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral, which generally does not include real estate. Our loans to one borrower limit under this regulation is $4.6 million (excluding the additional amount). At December 31, 2018, we had no loans exceeding this amount. Our policy provides that residential loans to one borrower (or related borrowers) should generally not exceed $1.5 million. At December 31, 2018, we had no loans exceeding this amount.

Non-Performing Assets and Delinquent Loans

System-generated late notices are mailed to borrowers after the late payment “grace period,” which is 15 days in the case of all loans secured by real estate and 10 days in the case of other loans. A second notice will be mailed to borrowers if the loan remains past due after 30 days. In addition, consistent and vigilant attempts are made by our Loan Servicing Department to contact the borrower.  After the 45th day, if we have not successfully contacted the borrower, a letter indicating the serious nature of their loan default is sent.  If the loan reaches more than 60 days past due and there is still no repayment plan, a 90 day demand letter is issued by the Bank.  This letter provides information on homeownership counseling services the borrower may contact for further assistance in developing a repayment plan.  During this period, the Bank continues proactive efforts to contact the borrower.  After the end of the 90 day period and without a repayment in place, notification is provided to the borrower that the loan has been referred to our attorney to initiate foreclosure action. A report of all loans 30 days or more past due is provided to the Board of Directors on a monthly basis.

Loans are generally placed on non-accrual status when payment of principal or interest is more than 90 days delinquent, unless the loans are well-secured and in the process of collection. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent and a satisfactory payment history has been established. Loans not secured by real estate will be charged-off if they become 120 days past due. At December 31, 2018, the Bank had one non-accrual residential mortgage loan for $55,000 and one non-accrual commercial and industrial loan for $45,000.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no troubled debt restructurings at any of the dates presented below.

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$55	$153	$—	$63	$56
Home equity lines of credit	—	—	—	18	18
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial and industrial loans	45	—	—	—	—
Other loans	—	—	—	1	—
Total	100	153	—	82	74

Accruing loans 90 days or more past due:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Other loans	—	—	—	—	—
Total loans 90 days or more past due	—	—	—	—	—

Total non-performing loans	100	153	—	82	74

Real estate owned	—	—	—	—	—
Other non-performing assets	—	—	—	—	—

Total non-performing assets	$100	$153	$—	$82	$74

Ratios:
Total non-performing loans to total loans	0.04%	0.06%	—%	0.04%	0.04%
Total non-performing loans to total assets	0.03%	0.05%	—%	0.03%	0.03%
Total non-performing assets to total assets	0.03%	0.05%	—%	0.03%	0.03%

Delinquent Loans. The following table sets forth our loan delinquencies by type, by number and amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2018
Real estate loans:
One- to four-family residential	2	$349	1	$55	3	$404
Home equity lines of credit	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial and industrial loans	—	—	1	45	1	45
Other loans	—	—	—	—	—	—
Total	2	$349	2	$100	4	$449

At December 31, 2017
Real estate loans:
One- to four-family residential	—	$—	2	$153	2	$153
Home equity lines of credit	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	—	$—	2	$153	2	$153

At December 31, 2016
Real estate loans:
One- to four-family residential	1	$89	—	$—	1	$89
Home equity lines of credit	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial and industrial loans	1	47	—	—	1	47
Other loans	—	—	—	—	—	—
Total	2	$136	—	$—	2	$136

At December 31, 2015
Real estate loans:
One- to four-family residential	—	$—	1	$63	1	$63
Home equity lines of credit	—	—	1	18	1	18
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Other loans	—	—	1	1	1	1
Total	—	$—	3	$82	3	$82

At December 31, 2014
Real estate loans:
One- to four-family residential	1	$93	1	$56	2	$149
Home equity lines of credit	—	—	1	18	1	18
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	1	$93	2	$74	3	$167

Foreclosed Real Estate. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until sold. When property is acquired it is recorded at the estimated fair market value less cost to sell at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2018, we had no foreclosed real estate.

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

When we classify assets as either special mention, substandard, doubtful, or loss we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the consolidated balance sheet date. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulators, the New York State Department of Financial Services and the Federal Deposit Insurance Corporation, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets, at December 31, 2018, classified assets consisted of three special mention loans totaling $1.4 million, 22 substandard loans totaling $3.4 million and no assets classified as doubtful or loss.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)

Balance at beginning of year	$1,261	$990	$811	$653	$526

Charge-offs:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Other loans	—	—	(1)	—	—
Total charge-offs	—	—	(1)	—	—

Recoveries:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Other loans	—	—	—	—	—
Total recoveries	—	—	—	—	—

Net charge-offs	—	—	(1)	—	—
Provision for loan losses	300	271	180	158	127

Balance at end of year	$1,561	$1,261	$990	$811	$653

Ratios:
Net charge-offs to average loans outstanding	—	—	—	—	—
Allowance for loan losses to non-performing loans at end of year	1,564.55%	825.59%	N/A	994.92%	883.71%
Allowance for loan losses to total loans at end of year	0.55%	0.48%	0.44%	0.40%	0.34%

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

	At December 31,
	2018			2017			2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$866	55.48%	78.21%	$816	64.71%	78.38%	$584	58.99%	83.04%
Home equity lines of credit	103	6.60	5.92	107	8.49	6.49	112	11.31	7.40
Multi-family residential	77	4.93	3.61	80	6.34	4.03	38	3.84	2.25
Construction	24	1.54	1.73	54	4.28	4.07	31	3.13	2.70
Commercial	284	18.19	7.94	148	11.74	5.61	84	8.49	3.72
Commercial and industrial loans	97	6.21	2.57	47	3.73	1.39	28	2.83	0.86
Other loans	1	0.07	0.02	1	0.08	0.03	1	0.10	0.03
Total allocated allowance	1,452	93.02	100.00	1,253	99.37	100.00	878	88.69	100.00
Unallocated allowance	109	6.98	—	8	0.63	—	112	11.31	—
Total allowance for loan losses	$1,561	100.00%	100.00%	$1,261	100.00%	100.00%	$990	100.00%	100.00%

	At December 31,
	2015			2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$524	64.61%	87.47%	$448	68.62%	89.50%
Home equity lines of credit	101	12.45	7.18	87	13.32	7.07
Multi-family residential	39	4.81	2.54	29	4.44	2.02
Construction	6	0.74	0.62	6	0.92	0.58
Commercial	35	4.32	1.74	14	2.14	0.75
Commercial and industrial loans	11	1.36	0.42	1	0.15	0.05
Other loans	1	0.12	0.03	1	0.15	0.03
Total allocated allowance	717	88.41	100.00	586	89.74	100.00
Unallocated allowance	94	11.59	—	67	10.26	—
Total allowance for loan losses	$811	100.00%	100.00%	$653	100.00%	100.00%

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

State and Municipal Securities. We purchase state and municipal securities consisting of general obligation bonds backed by the full faith and credit of local municipalities located only in Monroe County, New York, and Ontario County, New York, such as townships and school districts.

The following table sets forth the amortized cost and fair value of our securities portfolio (excluding Federal Home Loan Bank of New York and Atlantic Community Bankers Bank common stock) at the dates indicated.

	At December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government and agency obligations	$12,610	$12,455	$10,612	$10,470	$8,106	$7,999
Mortgage-backed securities	5,953	5,876	7,909	7,843	9,769	9,748
Total securities available for sale	$18,563	$18,331	$18,521	$18,313	$17,875	$17,747

Securities held to maturity:
State and municipal securities	5,594	5,567	5,938	5,942	6,675	6,626
Mortgage-backed securities	458	463	637	646	745	758
Total securities held to maturity	$6,052	$6,030	$6,575	$6,588	$7,420	$7,384

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2018 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The state and municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities available for sale:
U.S. Government and agency obligations	$—	—%	$11,110	2.01%	$500	3.65%	$1,000	2.50%	$12,610	$12,455	2.11%
Mortgage-backed securities	—	—%	—	—%	—	—%	5,953	2.19%	5,953	5,876	2.19%
Total securities available for sale	$—	—%	$11,110	2.01%	$500	3.65%	$6,953	2.24%	$18,563	$18,331	2.14%

Securities held to maturity:
State and municipal securities	$817	1.87%	$3,118	1.56%	$1,659	2.50%	$—	—%	$5,594	$5,567	1.88%
Mortgage-backed securities	—	—%	—	—%	—	—%	458	4.15%	458	463	4.15%
Total securities held to maturity	$817	1.87%	$3,118	1.56%	$1,659	2.50%	$458	4.15%	$6,052	$6,030	2.05%

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

At December 31, 2018, our deposits totaled $222.6 million. At December 31, 2018, NOW accounts totaled $28.4 million, savings accounts totaled $27.5 million, money market accounts totaled $31.9 million and non-interest-bearing checking accounts totaled $10.9 million. At December 31, 2018, certificates of deposit, including individual retirement accounts (all of which were certificate of deposit accounts), totaled $123.9 million, of which $73.9 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2018			2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW	$30,018	13.74%	0.31%	$29,659	15.04%	0.30%	$28,437	15.27%	0.26%
Savings	27,533	12.61	0.53	26,488	13.43	0.39	27,410	14.71	0.37
Money market	34,593	15.84	1.00	34,330	17.41	0.83	24,643	13.23	0.41
Individual retirement accounts	6,792	3.11	1.25	7,081	3.59	1.05	7,442	4.00	0.86
Certificates of deposit	110,033	50.37	1.75	91,103	46.20	1.38	87,806	47.14	1.25
Non-interest-bearing demand deposits	9,467	4.33	—	8,526	4.33	—	10,534	5.65	—

Total deposits	$218,436	100.00%	1.19%	$197,187	100.00%	0.92%	$186,272	100.00%	0.77%

As of December 31, 2018, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $67.9 million. The following table sets forth the maturity of those certificates as of December 31, 2018.

At December 31, 2018
(In thousands)

Three months or less	$7,676
Over three months through six months	8,421
Over six months through one year	24,051
Over one year to three years	27,516
Over three years	236

Total	$67,900

Borrowings. Our long-term borrowings consist primarily of advances from the Federal Home Loan Bank of New York. At December 31, 2018, we had the ability to borrow approximately $165.9 million under our credit facilities with the Federal Home Loan Bank of New York, of which $71.8 million was advanced. Borrowings from the Federal Home Loan Bank of New York are secured by our investment in the common stock of the Federal Home Loan Bank of New York as well as by a blanket pledge of our mortgage portfolio not otherwise pledged.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at and for the years shown:

	At or For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)

Balance at end of year	$71,826	$64,447	$56,813
Average balance during year	$66,294	$60,457	$46,990
Maximum outstanding at any month end	$73,796	$69,524	$56,813
Weighted average interest rate at end of year	2.34%	1.73%	1.49%
Weighted average interest rate during year	2.09%	1.60%	1.53%

We also have a repurchase agreement with Raymond James Financial providing an additional $10.0 million in liquidity collateralized by our U.S. Government obligations. There were no advances outstanding under the repurchase agreement at December 31, 2018. In addition, we also have an unsecured line of credit through Atlantic Community Bankers Bank providing an additional $5.0 million in liquidity. There were no draws or outstanding balances from the line of credit at December 31, 2018.

Other Services. Over the past several years we have focused on developing our electronic service offerings to stay relevant with the younger generation of banking consumers.  Two of the major services that have demonstrated a high level of growth are mobile banking and online bill pay. While online bill pay has become a standard service that most banks offer, our online bill paying service has additional functionality that allows customers to send person-to-person payments using just an email address or phone number. From the mobile banking application, a customer can pay their bills as well as send person-to-person payments. In early 2016, we implemented online account opening. We intend to continue to expand our internet and mobile banking services as we grow.

Subsidiary Activities

Fairport Wealth Management, the Bank’s wholly owned subsidiary, provides investment advisory services to our customers including brokerage, insurance, and asset management in partnership with Monarch Wealth Management. For the year ended December 31, 2018, we derived $131,000 of fee income from Fairport Wealth Management.

Personnel

As of December 31, 2018, we had 72 full-time employees and five part-time employees. Our employees are not represented by any collective bargaining group. Management believes that our relationship with our employees is good.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018

On May 24, 2018, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA’s provisions include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (vi) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status. In addition, the law required the Federal Reserve Board to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019.

Notwithstanding the foregoing, pursuant to the EGRRCPA, the FDIC proposed a rule that establishes a community bank leverage ratio (tangible equity to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. Until the FDIC’s proposed rule is finalized, the Basel III risk-based and leverage ratios remain in effect.

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

As noted above, the EGRRCPA has eliminated the Basel III requirements for banks with less than $10.0 billion in assets who elect to follow the community bank leverage ratio once the FDIC’s rule is finalized. The FDIC’s proposed rule provides that the Bank will be well-capitalized with a community bank leverage ratio of 9% or greater, adequately capitalized with a community bank leverage ratio of 7.5% or greater, undercapitalized if the Bank’s community bank leverage ratio is less than 7.5% and greater than 6% and significantly undercapitalized if the Bank’s community bank leverage ratio is less than 6%. The definition of critically undercapitalized is unchanged from the current regulations.

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

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation was required to seek to achieve the 1.35% ratio by September 30, 2020. The FDIC indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions of less than $10 billion of assets will receive credits for the portion of their assessments that contributed to the reserve ratio between 1.15% and 1.35%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, which has exercised that discretion by establishing a long range fund ratio of 2%.

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions. Assessments for most institutions are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.5%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations to 1.5 basis points to 30 basis points.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO will mature in September 2019. For the quarter ended December 31, 2018, the annualized FICO assessment was equal to 0.32 of a basis point of total assets less tangible capital.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $124.2 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%, and for amounts greater than $124.2 million the reserve requirement is 10.0% (which may be adjusted annually by the Federal Reserve Board to between 8.0% and 14.0%). The first $16.3 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Fairport Savings Bank is in compliance with these requirements.

Federal Home Loan Bank System

Fairport Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Fairport Savings Bank was in compliance with this requirement at December 31, 2018. Based on redemption provisions of the Federal Home Loan Bank of New York, the stock has no quoted market value and is carried at cost. Fairport Savings Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of New York stock. As of December 31, 2018, no impairment has been recognized.

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

FSB Bancorp is not subject to the Federal Reserve Board’s consolidated capital adequacy guidelines for bank holding companies. Legislation was enacted in December 2014 requiring the Federal Reserve Board to generally extend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to bank and savings and loan holding companies of up to $1 billion in assets. As noted above, the EGRRCPA further increased the exemption from consolidated holding company capital requirements to bank and savings and loan holding companies to $3 billion in assets. Consequently, bank holding companies with less than $3 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases.

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

Emerging Growth Company Status

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” We qualify as an “emerging growth company” and believe that we will continue to qualify as an “emerging growth company” for five years from the completion of the stock offering.

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we expect to rely on such exemptions so that we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (iii) hold non-binding stockholder votes regarding annual executive compensation or executive compensation payable in connection with a merger or similar corporate transaction, (iv) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (v) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier. However, we will not be subject to the auditor attestation requirement or additional executive compensation disclosure, regardless of the exemptions, so long as we remain a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $250 million of voting and non-voting equity held by non-affiliates).

We could remain an “emerging growth company” for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

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

Federal Taxation

Tax Cuts and Jobs Act. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted which reduced the corporate federal income tax rate from 35% to 21% and caused a reevaluation of net deferred tax assets. Generally accepted accounting principles requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Method of Accounting. For federal income tax purposes, FSB Bancorp and Fairport Savings Bank currently report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns.

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Fairport Savings Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Fairport Savings Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2018, Fairport Savings Bank had no reserves subject to recapture in excess of its base year reserves.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Fairport Savings Bank failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2018, our total federal pre-1988 base year reserve was approximately $1.5 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Fairport Savings Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a savings bank charter.

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences, which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. Under the Tax Act, AMT is no longer imposed beginning in 2018.

Net Operating Loss Carryovers. For net operating losses incurred prior to January 1, 2018, a company may carry back those net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. As part of the Act, net operating losses incurred after December 31, 2017 can be carried forward indefinitely and used to offset up to 80% of taxable income. At December 31, 2018, FSB Bancorp had no net operating loss carry forwards for federal income tax purposes.

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

As of December 31, 2018, the net book value of our office properties was $5.0 million. The following table sets forth information regarding our offices.

Location	Leased or Owner	Year Acquired or Leased	Net Book Value of Real Property

Main Office:	Owner	1932	$1,492,000
Fairport

Other Properties:

Penfield	Leased[1]	2002	$1,223,000

Irondequoit	Leased[1]	2007	$1,084,000

Webster	Leased[1]	2009	$236,000

Perinton	Leased[1]	2011	$898,000

Pittsford	Leased	2010	$60,000	[2]

Greece	Leased	2014	$10,000	[2]

Watertown	Leased	2010	—

Cheektowaga	Leased	2015	—

Lewiston	Leased	2017	—

1Ground lease only

2Leasehold improvements

ITEM 3.	LEGAL PROCEEDINGS

Periodically, the Company is involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2018, the Company was not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The approximate number of holders of record of FSB Bancorp’s common stock as of February 11, 2019 was 175. Shares of FSB Bancorp common stock trade on the Nasdaq Capital Market under the symbol “FSBC.” Certain shares of FSB Bancorp are held in “nominee” or “street name” and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The table below sets forth the high and low sales prices of FSB Bancorp’s common stock for the periods listed.

	High	Low
Year Ended December 31, 2018
Quarter ended December 31, 2018	$17.75	$15.96
Quarter ended September 30, 2018	$18.50	$17.45
Quarter ended June 30, 2018	$17.96	$16.85
Quarter ended March 31, 2018	$18.00	$16.56

Year Ended December 31, 2017
Quarter ended December 31, 2017	$17.75	$15.30
Quarter ended September 30, 2017	$16.72	$14.60
Quarter ended June 30, 2017	$15.10	$14.21
Quarter ended March 31, 2017	$14.84	$13.97

FSB Bancorp has not declared dividends on its common stock. Dividend payments by FSB Bancorp are dependent in part on dividends it receives from Fairport Savings Bank because FSB Bancorp has no source of income other than dividends from Fairport Savings Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by FSB Bancorp and interest payments with respect to FSB Bancorp’s loan to the Employee Stock Ownership Plan. For more information on restrictions on dividend payments, please see “Item 1. Business—Regulation and Supervision—Holding Company Regulation.”

The following table provides certain information with regard to shares repurchased by the Company during the quarter ended December 31, 2018.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 — October 31, 2018	-	$-	-	27,549
November 1 — November 30, 2018	882	$16.48	882	26,667
December 1 — December 31, 2018	1,710	$16.32	1,710	24,957
Total	2,592	$16.38	2,592

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2018.

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

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors and certain officers is incorporated herein by reference to the section entitled “Proposal I—Election of Directors” in the Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to management compensation required under this item is incorporated herein by reference to the section entitled “Proposal I—Election of Directors” in the Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth below is information as of December 31, 2018 regarding equity compensation plans categorized by those plans that have been approved by the Company's stockholders. There are no plans that have not been approved by the Company's stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price	Number of Securities Remaining Available for Issuance Under Plan
Equity compensation plans approved by stockholders	172,080	$16.82	28,657
Equity compensation plans not approved by stockholders	—	—	—
Total	172,080	$16.82	28,657

Information with respect to management compensation required under this item is incorporated herein by reference to the section entitled “Proposal I—Election of Directors” in the Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to management compensation required under this item is incorporated herein by reference to the section entitled “Proposal I—Election of Directors” in the Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to management compensation required under this item is incorporated herein by reference to the section entitled “Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement for the 2019 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The documents filed as a part of this Annual Report on Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets – as of December 31, 2018 and 2017
(C)	Consolidated Statements of Income – years ended December 31, 2018 and 2017
(D)	Consolidated Statements of Comprehensive Income – years ended December 31, 2018 and 2017
(E)	Consolidated Statements of Stockholders’ Equity – years ended December 31, 2018 and 2017
(F)	Consolidated Statements of Cash Flows – years ended December 31, 2018 and 2017
(G)	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of FSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
3.2	Bylaws of FSB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on April 28, 2016).
4	Form of Common Stock Certificate of FSB Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.1	Employment Agreement by and between Fairport Savings Bank and Kevin D. Maroney dated October 26, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831) filed with the Securities and Exchange Commission on October 31, 2017).
10.2	Supplemental Executive Retirement Plan for Dana C. Gavenda (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.3	Supplemental Executive Retirement Plan Kevin D. Maroney (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.4	Executive Compensation Clawback Agreement with Kevin D. Maroney (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.5	FSB Bancorp, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.6	FSB Bancorp, Inc. 2017 Equity Incentive Plan (incorporated by reference to Appendix A of the definitive Proxy Statement (File No. 001-37831) filed with the Securities and Exchange Commission on July 19, 2017).
10.7	Amendment to Fairport Savings Bank Supplemental Executive Retirement Plan, dated September 27, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831), filed with the Securities and Exchange Commission on October 3, 2017).
10.8	Amendment to the Supplemental Executive Retirement Agreement between Fairport Savings Bank and Kevin D. Maroney, dated September 27, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831), filed with the Securities and Exchange Commission on October 3, 2017).

10.9	Form of Restricted Stock Award Agreements (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-220742), filed with the Securities and Exchange Commission on September 29, 2017).
10.10	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-220742), filed with the Securities and Exchange Commission on September 29, 2017).
10.11	Form of Non-Statutory Stock Option Award Agreements (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-220742), filed with the Securities and Exchange Commission on September 29, 2017).
10.12	Change in Control Agreement by and between Fairport Savings Bank and Angela M. Krezmer dated December 20, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831) filed with the Securities and Exchange Commission on December 20, 2017).
10.13	Change in Control Agreement by and between Fairport Savings Bank and Michael R. Giancursio.
13	2018 Annual Report to Stockholders
23	Consent of Bonadio & Co., LLP
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

ITEM 16.	FORM 10-K SUMMARY

The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSB BANCORP, INC.

Date: March 27, 2019	By:	/s/ Kevin D. Maroney
Kevin D. Maroney
President and Chief Executive Officer
(Duly Authorized Representative)

/s/ Kevin D. Maroney	President, Chief Executive Officer and Director	March 27, 2019
Kevin D. Maroney	(Principal Executive Officer)

/s/ Angela M. Krezmer	Chief Financial Officer	March 27, 2019
Angela M. Krezmer	(Chief Accounting and Financial Officer)

/s/ Dana C. Gavenda	Chairman of the Board	March 27, 2019
Dana C. Gavenda

/s/ Dawn DePerrior	Director	March 27, 2019
Dawn DePerrior

/s/ Stephen Meyer	Director	March 27, 2019
Stephen Meyer

/s/ Lowell C. Patric	Director	March 27, 2019
Lowell C. Patric

/s/ Alicia H. Pender	Director	March 27, 2019
Alicia H. Pender

/s/ James E. Smith	Director	March 27, 2019
James E. Smith

/s/ Charis W. Warshof	Director	March 27, 2019
Charis W. Warshof

/s/ Thomas Weldgen	Director	March 27, 2019
Thomas Weldgen

EXHIBIT INDEX

3.1	Articles of Incorporation of FSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
3.2	Bylaws of FSB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on April 28, 2016).
4	Form of Common Stock Certificate of FSB Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.1	Employment Agreement by and between Fairport Savings Bank and Kevin D. Maroney dated October 26, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831) filed with the Securities and Exchange Commission on October 31, 2017).
10.2	Supplemental Executive Retirement Plan for Dana C. Gavenda (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.3	Supplemental Executive Retirement Plan Kevin D. Maroney (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.4	Executive Compensation Clawback Agreement with Kevin D. Maroney (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.5	FSB Bancorp, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.6	FSB Bancorp, Inc. 2017 Equity Incentive Plan (incorporated by reference to Appendix A of the definitive Proxy Statement (File No. 001-37831) filed with the Securities and Exchange Commission on July 19, 2017).
10.7	Amendment to Fairport Savings Bank Supplemental Executive Retirement Plan, dated September 27, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831), filed with the Securities and Exchange Commission on October 3, 2017).
10.8	Amendment to the Supplemental Executive Retirement Agreement between Fairport Savings Bank and Kevin D. Maroney, dated September 27, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831), filed with the Securities and Exchange Commission on October 3, 2017).
10.9	Form of Restricted Stock Award Agreements (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-220742), filed with the Securities and Exchange Commission on September 29, 2017).
10.10	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-220742), filed with the Securities and Exchange Commission on September 29, 2017).
10.11	Form of Non-Statutory Stock Option Award Agreements (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-220742), filed with the Securities and Exchange Commission on September 29, 2017).
10.12	Change in Control Agreement by and between Fairport Savings Bank and Angela M. Krezmer dated December 20, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831) filed with the Securities and Exchange Commission on December 20, 2017).
10.13	Change in Control Agreement by and between Fairport Savings Bank and Michael R. Giancursio.
13	2018 Annual Report to Stockholders
23	Consent of Bonadio & Co., LLP
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

