Form 10-Q
period 2019-03-31
FSB Bancorp, Inc.
filed 2019-05-14
CIK 1667939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

As of May 13, 2019, there were 1,940,661 shares issued and outstanding of the registrant’s common stock.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FSBC	The Nasdaq Stock Market LLC

FSB BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

FSB Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2019	2018
ASSETS:
Cash and due from banks	$1,501	$1,581
Interest earning demand deposits	4,766	4,710
Total cash and cash equivalents	6,267	6,291
Available-for-sale securities, at fair value	17,839	18,331
Held-to-maturity securities, at amortized cost (fair value of $6,098 and $6,030, respectively)	6,041	6,052
Investment in restricted stock, at cost	3,347	3,637
Loans held for sale	339	2,133
Loans	281,887	283,302
Less: Allowance for loan losses	(1,636)	(1,561)
Loans receivable, net	280,251	281,741
Bank owned life insurance	3,834	3,819
Accrued interest receivable	978	876
Premises and equipment, net	2,635	2,731
Right of use asset	2,350	-
Other assets	2,746	2,658
Total assets	$326,627	$328,269

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Non-interest bearing	$10,281	$10,947
Interest bearing	215,122	211,668
Total deposits	225,403	222,615
Short-term borrowings	7,500	13,750
Long-term borrowings	57,892	58,076
Official bank checks	495	863
Other liabilities	3,654	1,452
Total liabilities	294,944	296,756
Stockholders' equity:
Preferred stock – par value $0.01; 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.01; 50,000,000 authorized shares; 1,940,661 and 1,940,661 shares issued and outstanding, respectively	19	19
Paid-in capital	15,829	15,746
Retained earnings	16,221	16,212
Accumulated other comprehensive loss	(114)	(183)
Unearned ESOP shares, at cost	(272)	(281)
Total stockholders’ equity	31,683	31,513
Total liabilities and stockholders' equity	$326,627	$328,269

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	March 31, 2019	March 31, 2018
Interest and dividend income:
Loans, including fees	$3,091	$2,826
Securities:
Taxable	127	94
Tax-exempt	26	26
Mortgage-backed securities	29	40
Other	27	10
Total interest and dividend income	3,300	2,996
Interest expense:
Interest on deposits	784	563
Interest on short-term borrowings	79	47
Interest on long-term borrowings	332	234
Total interest expense	1,195	844
Net interest income	2,105	2,152
Provision for loan losses	75	75
Net interest income after provision for loan losses	2,030	2,077
Other income:
Service fees	32	32
Fee income	4	39
Increase in cash surrender value of bank owned life insurance	15	15
Realized gain on sale of loans	170	348
Mortgage fee income	138	174
Other	35	60
Total other income	394	668
Other expense:
Salaries and employee benefits	1,462	1,627
Occupancy	278	281
Data processing costs	104	101
Advertising	15	33
Equipment	128	143
Electronic banking	27	31
Directors’ fees	57	58
Mortgage fees and taxes	45	52
FDIC premium expense	33	26
Audits and tax services	46	49
Professional services	56	51
Other	162	201
Total other expenses	2,413	2,653
Income before income taxes	11	92
Provision for income taxes	2	18
Net income	$9	$74
Earnings per common share – basic and diluted	$0.00	$0.04

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended
(In thousands)	March 31, 2019	March 31, 2018
Net Income	$9	$74

Other Comprehensive Income (Loss)

Unrealized holding gains (losses) on available-for-sale securities
Unrealized holding gains (losses) arising during the period	87	(118)
Net unrealized gain (loss) on available for sale securities	87	(118)

Other comprehensive income (loss), before tax	87	(118)
Tax effect	18	(26)
Other comprehensive income (loss), net of tax	69	(92)
Comprehensive income (loss)	$78	$(18)

Tax Effect Allocated to Each Component of Other Comprehensive Income (Loss)
Unrealized holding gains (losses) arising during the period	$18	$(26)
Income tax effect related to other comprehensive income (loss)	$18	$(26)

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated Other
	Common	Paid in	Retained	Comprehensive	Unearned
(In thousands, except share and per share data)	Stock	Capital	Earnings	Loss	ESOP	Total

Balance, January 1, 2019	$19	$15,746	$16,212	$(183)	$(281)	$31,513

Net income	-	-	9	-	-	9

Other comprehensive income, net of tax	-	-	-	69	-	69

ESOP shares committed to be released	-	7	-	-	9	16

Stock-based compensation	-	76	-	-	-	76

Balance, March 31, 2019	$19	$15,829	$16,221	$(114)	$(272)	$31,683

Balance, January 1, 2018	$19	$15,441	$16,077	$(165)	$(316)	$31,056

Net income	-	-	74	-	-	74

Other comprehensive loss, net of tax	-	-	-	(92)	-	(92)

ESOP shares committed to be released	-	14	-	-	9	23

Stock-based compensation	-	76	-	-	-	76

Balance, March 31, 2018	$19	$15,531	$16,151	$(257)	$(307)	$31,137

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2019	2018
OPERATING ACTIVITIES
Net income	$9	$74
Adjustments to reconcile net income to net cash flows from operating activities:
Net amortization of premiums and accretion of discounts on investments	23	21
Gain on sale of loans	(170)	(348)
Proceeds from loans sold	7,689	19,263
Loans originated for sale	(5,725)	(18,389)
Amortization of net deferred loan origination costs	(46)	(22)
Depreciation and amortization	105	113
Provision for loan losses	75	75
Expense related to ESOP	16	23
Stock-based compensation	76	76
Deferred income tax benefit	(4)	(3)
Earnings on investment in bank owned life insurance	(15)	(15)
(Increase) Decrease in accrued interest receivable	(102)	15
Increase in other assets	(87)	(182)
Decrease in other liabilities	(163)	(15)
Net cash flows from operating activities	1,681	686
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(2,000)	-
Proceeds from maturities and calls of securities available-for-sale	1,999	-
Proceeds from principal paydowns on securities available-for-sale	563	390
Proceeds from principal paydowns on securities held-to-maturity	5	163
Net decrease (increase) in loans	1,461	(3,883)
Purchase of restricted stock	(225)	(473)
Redemption of restricted stock	515	469
Purchase of premises and equipment	(9)	(24)
Net cash flows from investing activities	2,309	(3,358)
FINANCING ACTIVITIES
Net increase in deposits	2,788	66
Proceeds from borrowings	12,124	12,500
Repayments on borrowings	(18,558)	(12,412)
Net decrease in official bank checks	(368)	(175)
Net cash flows from financing activities	(4,014)	(21)
Change in cash and cash equivalents	(24)	(2,693)
Cash and cash equivalents at beginning of period	6,291	10,397
Cash and cash equivalents at end of period	$6,267	$7,704
CASH PAID DURING THE PERIOD FOR:
Interest	$1,174	$805
Income taxes	$6	$43

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of FSB Bancorp, Inc. (“FSB Bancorp”), Fairport Savings Bank (the “Bank”), and its other wholly-owned subsidiary, Fairport Wealth Management (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The results are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any future period.

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more consolidated financial statement volatility. The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other third-party sources, when available. When third party information is not available, valuation adjustments are estimated in good faith by management.

Note 2: New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new guidance supersedes the lease requirements in Topic 840, Leases and is based on the principle that a lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The accounting applied by a lessor is largely unchanged from that applied under the previous guidance. In addition, the guidance requires an entity to separate the lease components from the nonlease components in a contract. The ASU requires disclosures about the amount, timing, and judgments related to a reporting entity's accounting for leases and related cash flows. The standard is required to be applied to all leases in existence as of the date of adoption using a modified retrospective transition approach. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all companies in any interim or annual period. The Company occupies certain offices under non-cancelable operating lease agreements, which currently are not reflected in its consolidated balance sheets. The Company adopted this ASU on January 1, 2019 and going forward will recognize lease liabilities and right of use assets associated with these lease agreements.

The new guidance requires lessees to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months.  While the guidance requires all leases to be recognized in the balance sheet, there continues to be a differentiation between finance leases and operating leases for purposes of income statement recognition and cash flow statement presentation.  For finance leases, interest on the lease liability and amortization of the right-of-use asset will be recognized separately in the consolidated statement of income.  Repayments of principal on those lease liabilities will be classified within financing activities and payments of interest on the lease liability will be classified within operating activities in the statement of cash flows.  For operating leases, a single lease cost is recognized in the consolidated statement of income and allocated over the lease term, generally on a straight-line basis.  All cash payments are presented within operating activities in the statement of cash flows. The accounting applied by lessors is largely unchanged from existing GAAP, however, the guidance eliminates the accounting model for leveraged leases for leases that commence after the effective date of the guidance.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). This new guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This ASU will replace the "incurred loss" model under existing guidance with an "expected loss" model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. This ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. This guidance requires adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for all companies as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact the guidance will have on the Company's consolidated financial statements, and expects an increase in the allowance for credit losses resulting from the change to expected losses for the estimated life of the financial asset, including an allowance for debt securities. The amount of the increase in the allowance for credit losses resulting from the new guidance will be impacted by the portfolio composition and asset quality at the adoption date, as well as economic conditions and forecasts at the time of adoption. The Company will run a second model concurrently in 2019 to evaluate the impact of the new guidance.

In March 2017, the FASB issued an Update (ASU 2017-08) to its guidance on “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) related to premium amortization on purchased callable debt securities. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  Additionally, in the period of adoption, an entity should provide disclosure about a change in accounting principle.  The adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

In May 2018, the FASB issued ASU No. 2018-06, Codification Improvements to Topic 942, Financial Services - Depository and Lending. This update superseded outdated guidance related to the Office of the Comptroller of the Currency’s Banking Circular 202, Accounting for Net Deferred Tax Charges. The Company has adopted this standard effective as of January 1, 2019, and the impact is immaterial.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based payment awards will be measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the service has been rendered, subject to the probability of satisfying performance conditions when applicable. The Company has adopted this standard effective as of January 1, 2019, and the impact is immaterial.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements to address stakeholder suggestions for minor corrections and clarifications within the codification. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this update do not require transition guidance and will be effective upon issuance of this update. The Company has adopted this standard effective as of January 1, 2019, and the impact is immaterial.

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

In August 2018, the FASB has issued Accounting Standards Update (ASU) No. 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, a consensus of the FASB Emerging Issues Task Force, which amends the FASB ASC to provide guidance on accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provided guidance to customers concerning whether a cloud computing arrangement (e.g., software, platform, or infrastructure offered as a service) includes a software license. Pursuant to that guidance, (1) if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for in a manner consistent with the acquisition of other software licenses, or (2) if the arrangement does not include a software license, then the arrangement should be accounted for as a service contract, with the fees associated with the hosting element (service) of the arrangement expensed as they are incurred.

Following the issuance of ASU No. 2015-05, constituents requested that the FASB provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. Accordingly, because U.S. GAAP do not contain explicit guidance on accounting for such costs, and to address the resulting diversity in practice, the FASB has issued ASU No. 2018-15 to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Note that the guidance on accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU No. 2018-15. For Public Business Entities, the amended guidance is effective for fiscal years beginning after December 15, 2019 (i.e., calendar-year 2020), and for interim periods within those fiscal years.

Note 3: Earnings per Common Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to reflect the assumed exercise and conversion of dilutive stock options and unvested restricted stock. Net income available to common stockholders is net income of the Company. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released. The Company did not grant any restricted stock awards or stock options during the three months ended March 31, 2019. An aggregate of 15,000 stock options and 6,400 shares of restricted stock were granted to senior management during the three months ended March 31, 2018. The grants to senior management vest over a five year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2023.

The following tables set forth the calculation of basic and diluted earnings per share.

	Three months ended
	March 31,
(In thousands, except per share data)	2019	2018
Basic and Diluted Earnings Per Common Share
Net income available to common stockholders	$9	$74
Weighted average basic common shares outstanding	1,855	1,842
Weighted average diluted common shares outstanding	1,861	1,848
Earnings per common share – basic and diluted	$0.00	$0.04

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$12,610	$-	$(86)	$12,524
Mortgage-backed securities – residential	5,374	20	(79)	5,315
Total available-for-sale	$17,984	$20	$(165)	$17,839
Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$452	$6	$-	$458
State and municipal securities	5,589	62	(11)	5,640
Total held-to-maturity	$6,041	$68	$(11)	$6,098

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$12,610	$7	$(162)	$12,455
Mortgage-backed securities – residential	5,953	24	(101)	5,876
Total available-for-sale	$18,563	$31	$(263)	$18,331
Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$458	$6	$(1)	$463
State and municipal securities	5,594	29	(56)	5,567
Total held-to-maturity	$6,052	$35	$(57)	$6,030

The amortized cost and estimated fair value of debt investments at March 31, 2019 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$817	$817
Due after one year through five years	11,610	11,528	3,114	3,115
Due after five years through ten years	-	-	1,658	1,708
Due after ten years	1,000	996	-	-
Sub-total	$12,610	$12,524	$5,589	$5,640
Mortgage-backed securities – residential	5,374	5,315	452	458
Totals	$17,984	$17,839	$6,041	$6,098

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2019
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
U.S. Government and agency obligations	1	$1	$1,003	8	$85	$9,520	9	$86	$10,523
Mortgage-backed securities - residential	1	1	167	4	78	3,559	5	79	3,726
Totals	2	$2	$1,170	12	$163	$13,079	14	$165	$14,249
Held-to-Maturity
Mortgage-backed securities – residential(1)	-	$-	$-	1	$-	$163	1	$-	$163
State and municipal securities	-	-	-	10	11	1,520	10	11	1,520
Totals	-	$-	$-	11	$11	$1,683	11	$11	$1,683

	December 31, 2018
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
U.S. Government and agency obligations	-	$-	$-	8	$162	$9,445	8	$162	$9,445
Mortgage-backed securities – residential(1)	1	-	203	4	101	3,749	5	101	3,952
Totals	1	$-	$203	12	$263	$13,194	13	$263	$13,397
Held-to-Maturity
Mortgage-backed securities – residential	-	$-	$-	1	$1	$165	1	$1	$165
State and municipal securities	3	4	1,039	15	52	3,021	18	56	4,060
Totals	3	$4	$1,039	16	$53	$3,186	19	$57	$4,225

(1) Aggregate unrealized loss position of these securities is less than $500.

The Company conducts a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). The Company assesses whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the consolidated balance sheet date. Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not anticipated to be sufficient to recover the entire amortized cost basis. The guidance requires that credit-related OTTI is recognized in earnings while non-credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”). Non-credit-related OTTI is based on other factors, including illiquidity and changes in the general interest rate environment. Presentation of OTTI is made in the consolidated statement of income on a gross basis, including both the portion recognized in earnings as well as the portion recorded in OCI. The gross OTTI would then be offset by the amount of non-credit-related OTTI, showing the net as the impact on earnings.

There were 25 securities in an unrealized loss position at March 31, 2019, of which 23 have been in loss positions for a period greater than twelve months and two have been in loss positions for a period less than twelve months. This compares to 32 securities in an unrealized loss position at December 31, 2018, of which 28 had been in loss positions for a period greater than twelve months and four had been in loss positions for a period less than twelve months. These issuing entities are currently rated Aaa by Moody’s Investor Services and AA+ by Standard and Poors. Among the 23 securities in loss positions for a period greater than twelve months at March 31, 2019, 13 were either direct issuances of, or mortgage-backed securities or collateralized mortgage obligations issued by, the following entities sponsored and guaranteed by the United States Government: GNMA, FNMA, and FHLMC. The remaining 10 securities that have been in a loss position for a period greater than twelve months were issued by a state or political subdivision, primarily local municipalities. The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired.

Among the two securities in an unrealized loss position at March 31, 2019 for less than twelve months, both were either direct issuances of, or mortgage-backed securities or collateralized mortgage obligations issued by, the following entities sponsored and guaranteed by the United States Government: GNMA, FNMA, and FHLMC. The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired. The Company does not intend to sell these securities, nor is it more likely than not, that the Company will be required to sell these securities prior to recovery of the amortized cost. The state and municipal securities are general obligation (G.O.) bonds backed by the full faith and credit of local municipalities. There has never been a default of a New York G.O. in the history of the state. Historical performance does not guarantee future performance, but it does indicate that the risk of loss on default of a G.O. municipal bond for the Company is relatively low. All are paying in accordance with their terms with no deferrals of interest or defaults. As such, management does not believe any individual unrealized loss as of March 31, 2019 represents OTTI.

There were no realized gains or losses on sales of securities for the three months ended March 31, 2019 and March 31, 2018.

As of March 31, 2019 and December 31, 2018, no securities were pledged to secure public deposits or for any other purpose required or permitted by law.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of investing in, or originating, these types of investments or loans.

Note 5: Loans

Major classifications of loans at the indicated dates are as follows:

	March 31,	December 31,
(In thousands)	2019	2018
Real estate loans:
Secured by one-to-four family residences	$221,698	$221,602
Secured by multi-family residences	9,999	10,241
Construction	4,475	4,898
Commercial real estate	22,019	22,492
Home equity lines of credit	16,673	16,766
Total real estate loans	274,864	275,999
Commercial and industrial loans	7,027	7,290
Other loans	42	50
Total loans	281,933	283,339
Net deferred loan origination fees	(46)	(37)
Less allowance for loan losses	(1,636)	(1,561)
Loans receivable, net	$280,251	$281,741

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

As of March 31, 2019 and December 31, 2018, residential mortgage loans with a carrying value of $200.1 million and $201.9 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York under a blanket collateral agreement to secure the Company’s line of credit and term borrowings. The Company retains the servicing on conventional fixed-rate mortgage loans sold to Freddie Mac and receives a fee based on the principal balance outstanding. Loans serviced for others totaled $121.0 million and $123.8 million at March 31, 2019 and December 31, 2018, respectively. Loan servicing rights are recorded at fair value when loans are sold with servicing rights retained. The fair value of the mortgage servicing rights (“MSRs”) is determined using a method which utilizes servicing income, discount rates, and prepayment speeds relative to the Bank’s portfolio for MSRs and are amortized over the life of the loan. MSRs amounted to $784,000 and $812,000 at March 31, 2019 and December 31, 2018, respectively, and are included in other assets on the consolidated balance sheets.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 4 to the consolidated financial statements included in FSB Bancorp’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2019 and have not changed.

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
Other loans

The following tables present the classes of the loan portfolio, not including net deferred loan fees, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of March 31, 2019
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate loans:
Secured by one-to-four family residences	$218,831	$-	$2,867	$-	$221,698
Secured by multi-family residences	9,999	-	-	-	9,999
Construction	4,475	-	-	-	4,475
Commercial real estate	19,884	1,887	248	-	22,019
Home equity lines of credit	16,474	-	199	-	16,673
Total real estate loans	269,663	1,887	3,314	-	274,864
Commercial & industrial loans	6,982	-	45	-	7,027
Other loans	42	-	-	-	42
Total loans	$276,687	$1,887	$3,359	$-	$281,933

	As of December 31, 2018
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate loans:
Secured by one-to-four family residences	$218,222	$494	$2,886	$-	$221,602
Secured by multi-family residences	10,241	-	-	-	10,241
Construction	4,898	-	-	-	4,898
Commercial real estate	21,313	931	248	-	22,492
Home equity lines of credit	16,565	-	201	-	16,766
Total real estate loans	271,239	1,425	3,335	-	275,999
Commercial & industrial loans	7,245	-	45	-	7,290
Other loans	50	-	-	-	50
Total loans	$278,534	$1,425	$3,380	$-	$283,339

Commercial real estate loans rated special mention increased $956,000, or 102.7%, to $1.9 million at March 31, 2019 from $931,000 at December 31, 2018 due to the addition of one loan newly categorized as special mention after an annual financial statement review of the borrower was performed during the three months ended March 31, 2019. Real estate loans secured by one-to four family residences rated special mention decreased $494,000 to $0 at March 31, 2019 from $494,000 at December 31, 2018 due to a mortgage loan payoff.

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

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by portfolio segment and class of loans, as of March 31, 2019 and December 31, 2018, are detailed in the following tables:

		As of March 31, 2019
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and Over	90 Days	Total		Total Loans
(In thousands)	And Accruing	And Accruing	And Accruing	and Over	Past Due	Current	Receivable
Real estate loans:
Secured by one-to-four family residences	$938	$263	$-	$55	$1,256	$220,442	$221,698
Secured by multi-family residences	-	-	-	-	-	9,999	9,999
Construction	-	-	-	-	-	4,475	4,475
Commercial	-	-	-	248	248	21,771	22,019
Home equity lines of credit	82	-	146	-	228	16,445	16,673
Total real estate loans	1,020	263	146	303	1,732	273,132	274,864
Commercial & industrial loans	-	-	-	45	45	6,982	7,027
Other loans	-	-	-	-	-	42	42
Total loans	$1,020	$263	$146	$348	$1,777	$280,156	$281,933

	As of December 31, 2018
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	and Over	90 Days	Total		Total Loans
(In thousands)	And Accruing	And Accruing	And Accruing	and Over	Past Due	Current	Receivable
Real estate loans:
Secured by one-to-four family residences	$227	$349	$-	$55	$631	$220,971	$221,602
Secured by multi-family residences	-	-	-	-	-	10,241	10,241
Construction	-	-	-	-	-	4,898	4,898
Commercial	248	-	-	-	248	22,244	22,492
Home equity lines of credit	147	-	-	-	147	16,619	16,766
Total real estate loans	622	349	-	55	1,026	274,973	275,999
Commercial & industrial loans	-	-	-	45	45	7,245	7,290
Other loans	-	-	-	-	-	50	50
Total loans	$622	$349	$-	$100	$1,071	$282,268	$283,339

Real estate loans secured by one-to four family residences 30-59 days past due and accruing increased $711,000, or 313.2%, to $938,000 at March 31, 2019 from $227,000 at December 31, 2018 due to the delinquency of three additional mortgage loans during the three months ended March 31, 2019, partially offset by three mortgage loans paying as agreed and one mortgage loan payoff. Home equity lines of credit 90 days and over and accruing increased $146,000 to $146,000 at March 31, 2019 from $0 at December 31, 2018 due to the delinquency of one home equity line of credit during the three months ended March 31, 2019. Commercial loans 90 days and over increased $248,000 to $248,000 at March 31, 2019 from $0 at December 31, 2018 due to the delinquency of one commercial loan during the three months ended March 31, 2019.

At March 31, 2019, the Bank had one nonaccrual commercial real estate loan for $248,000, one nonaccrual residential mortgage loan for $55,000, and one nonaccrual commercial and industrial loan for $45,000. At December 31, 2018, the Company had one nonaccrual residential mortgage loan for $55,000 and one nonaccrual commercial and industrial loan for $45,000.

There was one home equity line of credit for $146,000 that was past due 90 days or more and still accruing interest at March 31, 2019 and no loans that were past due 90 days or more and still accruing interest at December 31, 2018. At March 31, 2019 and December 31, 2018, there were no loans considered to be impaired and no troubled debt restructurings.

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

	For the three months ended March 31, 2019
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$866	$77	$24	$284	$103	$97	$110	$1,561
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions (Credits)	(26)	(2)	(2)	34	(1)	(1)	73	75
Ending balance	$840	$75	$22	$318	$102	$96	$183	$1,636

	For the three months ended March 31, 2018
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$816	$80	$54	$148	$107	$47	$9	$1,261
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions (Credits)	(74)	(1)	(12)	57	(2)	6	101	75
Ending balance	$742	$79	$42	$205	$105	$53	$110	$1,336

The Company had no foreclosed real estate at March 31, 2019 or December 31, 2018.

At March 31, 2019, the Company had one residential real estate loan for $55,000 in the process of foreclosure and at December 31, 2018, the Company had one residential real estate loan for $55,000 in the process of foreclosure.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	March 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale portfolio
U.S. Government and agency obligations	$-	$12,524	$-	$12,524
Mortgage-backed securities – residential	-	5,315	-	5,315
Total available-for-sale securities	$-	$17,839	$-	$17,839

	December 31, 2018

(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale portfolio
U.S. Government and agency obligations	$-	$12,455	$-	$12,455
Mortgage-backed securities – residential	-	5,876	-	5,876
Total available-for-sale securities	$-	$18,331	$-	$18,331

There have been no transfers of assets into or out of any fair value measurement level during the three months ended March 31, 2019.

Required disclosures include fair value information of financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period-ends, and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the financial assets and liabilities were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

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

Loans

The fair values of loans held in portfolio are estimated using discounted cash flow analyses. The discount rate considers a market participant’s cost of funds, liquidity premiums, capital charges, servicing charges, and expectations of future rate movements (for variable rate loans), resulting in a Level 3 classification. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal, and adjusted for potential defaulted loans.

Loans held for sale in the secondary market are carried at the lower of cost or fair value, resulting in a Level 2 classification. Separate determinations of fair value for residential and commercial loans are made on an aggregate basis. Fair value is determined based solely on the effect of changes in secondary market interest rates and yield requirements from the commitment date to the date of the consolidated financial statements.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		March 31, 2019		December 31, 2018
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and due from banks	1	$1,501	$1,501	$1,581	$1,581
Interest earning demand deposits	1	4,766	4,766	4,710	4,710
Securities - available-for-sale	2	17,839	17,839	18,331	18,331
Securities - held-to-maturity	2	6,041	6,098	6,052	6,030
Investment in restricted stock	2	3,347	3,347	3,637	3,637
Loans held for sale	2	339	339	2,133	2,133
Loans, net	3	280,251	279,311	281,741	280,173
Accrued interest receivable	1	978	978	876	876

Financial liabilities:
Demand deposits, savings, NOW and MMDA	1	95,814	95,814	98,681	98,681
Time deposits	2	129,589	129,715	123,934	124,182
Borrowings	2	65,392	64,253	71,826	71,086
Accrued interest payable	1	189	189	168	168

Note 8: Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss, net of tax, for the periods indicated are summarized in the table below.

	For the three months ended March 31, 2019
(In thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$(183)	$(183)
Other comprehensive income	69	69
Ending balance	$(114)	$(114)

	For the three months ended March 31, 2018
(In thousands)	Unrealized Losses on Available-for-Sale Securities	Total
Beginning balance	$(165)	$(165)
Other comprehensive loss	(92)	(92)
Ending balance	$(257)	$(257)

Note 9: Other Income

The Company has included the following table regarding the Company’s other income for the periods presented. All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Other Income. The following table presents the Company’s sources of Other Income for the three months ended March 31, 2019 and 2018. Items outside the scope of ASC 606 are noted as such.

	For the three	For the three
	months ended	months ended
	March 31, 2019	March 31, 2018
(In thousands)
Service fees
Deposit related fees	$15	$10
Insufficient funds fee	17	22
Total service fees	32	32
Fee income
Securities commission income	2	17
Insurance commission income	2	22
Total insurance and securities commission income	4	39
Card income
Debit card interchange fee income	28	35
ATM fees	7	7
Total card income	35	42
Mortgage fee income and realized gain on sales of loans*
Residential mortgage loan origination fees	42	81
Commercial loan fees	20	8
Loan servicing income	76	85
Realized gain on sales of residential mortgage loans	170	301
Realized gain on sale of SBA loan	-	47
Total mortgage fee income and realized gain on sales of loans	308	522
Bank owned life insurance	15	15
Other miscellaneous income	-	18
Total non-interest income	$394	$668

*Outside scope of ASC 606

The Company recognizes revenue as it is earned. The following is a discussion of key revenues within the scope of the new revenue guidance:

•	Service fees – Revenue from fees on deposit accounts is earned through the presentation of an individual item for processing for insufficient funds fees or customer initiated activities or passage of time for deposit related fees.
•	Fee income – Fee income is earned through commissions on insurance and securities sales and earned at a point in time.
•	Card income – Card income consists of interchange fees from consumer debit card networks and other card related services. Interchange rates are set by the card networks. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur.
•	Mortgage fee income and realized gain on sales of loans – Revenue from mortgage fee income and realized gain on sales of loans is earned through the origination of residential and commercial mortgage loans and the sales of one-to-four family residential mortgage loans and government guaranteed portions of SBA loans and is recognized as transactions occur.

Note 10: Stock-Based Compensation

A summary of the Company’s stock option activity and related information for its option plans for the three months ended March 31, 2019 and 2018 is as follows:

	2019		2018
	Options	Weighted Average Exercise Price Per Share	Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	172,080	$16.82	152,080	$16.72
Grants	-	-	15,000	17.52
Exercised	-	-	-	-
Outstanding at quarter end	172,080	$16.82	167,080	$16.79

Exercisable at quarter end	33,416	$16.79	-	$-

The grants to senior management and directors vest over a five year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2023.

The compensation expense of the awards is based on the fair value of the instruments on the date of grant. The Company recorded compensation expense in the amount of $76,000 for the three months ended March 31, 2019 and 2018.

Note 11: Leases

The Company occupies certain banking and mortgage origination offices under noncancelable operating lease agreements which were not reflected on the consolidated balance sheet at December 31, 2018.  Upon adoption of the guidance on January 1, 2019, the Company recorded an asset of $2.3 million and a corresponding liability in the amount of $2.6 million, included in other liabilities, as a result of recognizing right-of-use assets and lease liabilities on the consolidated balance sheet. The Company elected to adopt the transition relief under ASC Topic 842, Leases, using the modified retrospective transition method. All lease agreements are accounted for as operating leases. The Company has no unamortized initial direct costs related to the establishment of these lease agreements as of January 1, 2019. We have elected the available practices expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption.

Our leases have remaining lease terms that vary from less than one year up to 12 years, some of which include options to extend the leases for various renewal periods. All options to renew are included in the current lease term when we believe it is reasonably certain that the renewal options will be exercised.

The components of the lease expense are as follows:

For the three months
ended March 31,
(In thousands)	2019
Operating lease cost	$97
Short-term lease cost	17
Total	$114

Supplemental cash flow information related to leases was as follows:

For the three months
ended March 31,
(In thousands)	2019
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$97

Supplemental balance sheet information related to leases was as follows:

For the three months
ended March 31,
(In thousands, except lease term and discount rate)	2019
Operating Leases
Operating lease right-of-use assets	$2,350
Operating lease liabilities	$2,552

Weighted Average Remaining Lease Term
Operating Leases	9.1 years

Weighted Average Discount Rate
Operating Leases	3.52%

Maturities of lease liabilities were as follows:

Year Ending December 31,
(In thousands)
2019	$230
2020	318
2021	313
2022	252
2023	194
Thereafter	1,245
Total minimum lease payments	$2,552

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

Overview

The following discussion reviews the Company's financial condition at March 31, 2019 and at December 31, 2018 and the results of operations for the three months ended March 31, 2019 and 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other period.

Our business has traditionally focused on originating one- to four-family residential real estate mortgage loans, home equity lines of credit, and offering retail deposit accounts. In recent years, we have expanded our mortgage origination footprint and opened new mortgage offices in Cheektowaga and Lewiston, New York. Our primary market area now consists of Monroe County and the surrounding western New York counties of Erie, Livingston, Ontario, Orleans, Jefferson, Niagara, and Wayne. Management has made the decision to deploy available funds from deposit and borrowings growth into higher-yielding assets, primarily residential and commercial loan products in 2019. More recently, we shifted attention to expand our commercial loan department in an effort to improve our interest rate risk exposure with shorter duration commercial loan products, as well as higher yielding assets.

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

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The most significant accounting policies followed by the Company are presented in FSB Bancorp's Annual Report on Form 10-K filed with the SEC on March 27, 2019. These policies, along with the disclosures presented in the other consolidated financial statement notes filed with the SEC and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, involve the most complex subjective decisions or assessments including our policies with respect to our allowance for loan losses, deferred tax assets and the estimation of fair values for accounting and disclosure purposes. These areas could be the most subject to revision as new information becomes available. There have been no significant changes in application of critical accounting policies during the three months ended March 31, 2019.

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

Comparison of Financial Condition at March 31, 2019 and at December 31, 2018

Total Assets. Total assets decreased $1.6 million, or 0.5%, to $326.6 million at March 31, 2019 from $328.3 million at December 31, 2018, primarily due to decreases in net loans receivable, securities available-for-sale, and investment in restricted stock, partially offset by an increase in right of use asset.

Net loans receivable decreased $1.5 million, or 0.5%, to $280.3 million at March 31, 2019 from $281.7 million at December 31, 2018. The Bank continues to focus on loan production as we look to primarily grow our residential mortgage and commercial loan portfolios at a measured pace while still maintaining our strong credit quality and strict underwriting standards. The Bank originated $10.0 million of residential mortgage loans for quarter ended March 31, 2019 compared to $18.2 million for the quarter ended March 31, 2018. The Bank sold $7.5 million of mortgage loans in the secondary market during the quarter ended March 31, 2019 compared to $12.0 million during the quarter ended March 31, 2018 as a consolidated balance sheet management strategy to reduce interest-rate risk. The Bank sold these loans at a gain of $170,000 which was recorded in other income for the quarter ended March 31, 2019 compared to $301,000 for the quarter ended March 31, 2018. At March 31, 2019, the Bank was servicing $121.0 million in residential mortgage loans sold to Freddie Mac and will realize servicing income on these loans as long as they remain outstanding. At March 31, 2019, the Bank had $339,000 in loans held for sale, comprised of one- to four-family residential fixed rate conventional and VA mortgage loans originated and closed by the Bank in the first quarter of 2019 that have been committed for sale in the secondary market, and will be delivered and sold in the second quarter of 2019. Mortgage servicing rights decreased $28,000, or 3.5%, to $784,000 at March 31, 2019 compared to $812,000 at December 31, 2018, and are included in other assets on the consolidated balance sheets due to lower volume of loans sold with servicing retained.

Securities available-for-sale decreased by $492,000, or 2.7%, to $17.8 million at March 31, 2019 from $18.3 million at December 31, 2018. The decrease was due to principal repayments and calls of $2.6 million and amortization of $17,000, partially offset by purchases of $2.0 million in new securities of U.S. Government and agency obligations and an increase in the fair market value of available-for-sale securities of $87,000 due to the increase in market interest rates during the first three months of 2019.

Investment in restricted stock decreased by $290,000, or 8.0%, to $3.3 million at March 31, 2019 from $3.6 million at December 31, 2018 due to decreased borrowings from the Federal Home Loan Bank of New York.

Right of use asset increased by $2.3 million at March 31, 2019 from $0 at December 31, 2018 due to the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) on January 1, 2019 which requires recognition of lease liabilities and right of use assets associated with lease agreements.

Deposits and Borrowings. Total deposits increased $2.8 million, or 1.3%, to $225.4 million at March 31, 2019 from $222.6 million at December 31, 2018. Certificates of deposit (including individual retirement accounts) increased $5.7 million, or 4.6%, to $129.6 million at March 31, 2019 from $123.9 million at December 31, 2018 due to rate promotions. Transaction accounts decreased $2.9 million, or 2.9%, to $95.8 million at March 31, 2019 from $98.7 million at December 31, 2018. Total borrowings from the Federal Home Loan Bank of New York decreased $6.4 million, or 9.0%, to $65.4 million at March 31, 2019 from $71.8 million at December 31, 2018. Long-term borrowings decreased $184,000, or 0.3%, to $57.9 million at March 31, 2019 from $58.1 million at December 31, 2018 due to $6.2 million in principal repayments on our amortizing advances and maturities partially offset by $6.0 million in new advances. The Company decreased its short-term borrowings by $6.3 million, or 45.5%, to $7.5 million at March 31, 2019 compared to $13.8 million at December 31, 2018.

Stockholders’ Equity. Stockholders’ equity increased $170,000, or 0.5%, to $31.7 million at March 31, 2019 from $31.5 million at December 31, 2018. The increase was primarily due to $9,000 in net income, a $76,000 increase in additional paid in capital as a result of stock based compensation, an increase of $16,000 resulting from the release of ESOP shares from the suspense account, and a decrease of $69,000 in accumulated other comprehensive loss during the three months ended March 31, 2019 due to a change in the fair market value of our available-for-sale securities.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

General. Net income decreased $65,000, or 87.8%, to $9,000 for the quarter ended March 31, 2019 from $74,000 for the quarter ended March 31, 2018. The quarter-over-quarter decrease was attributable to decreases in other income of $274,000 and net interest income of $47,000, partially offset by decreases in other expense of $240,000 and provision for income taxes of $16,000.

Interest and Dividend Income. Total interest and dividend income increased $304,000, or 10.2%, to $3.3 million for the quarter ended March 31, 2019 from $3.0 million for the quarter ended March 31, 2018. The increase resulted from a $15.5 million increase quarter over quarter in average interest-earning assets, primarily residential mortgage and commercial real estate loans, and a 19 basis point increase in the average yield earned on interest-earning assets from 4.01% for the three months ended March 31, 2018 to 4.20% for the three months ended March 31, 2019 due to rising interest rates.

Interest income on loans increased $265,000, or 9.4%, to $3.1 million for the quarter ended March 31, 2019 from $2.8 million for the quarter ended March 31, 2018, reflecting a $14.0 million increase in the average balance of loans to $282.9 million for the three months ended March 31, 2019 from $269.0 million for the three months ended March 31, 2018, in addition to a 17 basis point increase in the average yield earned on loans for the three months ended March 31, 2019 as compared to the same period in 2018. The increase in the average balance of loans was due to our focus on increasing our residential mortgage and commercial loan portfolios during the three months ended March 31, 2019 as compared to the same period in 2018. The average yield on loans increased to 4.37% for the three months ended March 31, 2019 from 4.20% for the three months ended March 31, 2018, reflecting increases in market interest rates on new loan products, primarily residential mortgages, commercial mortgages, and home equity lines of credit, in addition to upward repricing for adjustable rate loans in a rising interest rate environment.

Interest income on taxable investment securities increased $33,000, or 35.1%, to $127,000 for the three months ended March 31, 2019 from $94,000 for the three months ended March 31, 2018. The average balance of taxable investment securities increased $2.1 million, or 15.3%, to $15.6 million for the three months ended March 31, 2019 from $13.5 million for the three months ended March 31, 2018. The average yield on taxable investment securities increased 47 basis points to 3.26% during the quarter ended March 31, 2019 as compared to 2.79% for the quarter ended March 31, 2018 due to new purchases of moderately higher-yielding investment securities replacing calls of slightly lower-yielding investment securities. Interest income on mortgage-backed securities decreased $11,000, or 27.5%, to $29,000 for the three months ended March 31, 2019, from $40,000 for the three months ended March 31, 2018 reflecting a decrease in the average yield on mortgage-backed securities of five basis points to 1.87% for the three months ended March 31, 2019 from 1.92% for the three months ended March 31, 2018, in addition to a decrease in the average balance of mortgage-backed securities of $2.1 million, or 25.5%, to $6.2 million for the three months ended March 31, 2019 from $8.3 million for the three months ended March 31, 2018. The decrease in average yield on mortgage-backed securities was primarily attributable to faster prepayment speeds on the pools of mortgage-backed securities held in portfolio during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. A portion of the cash flow from these investment and mortgage-backed securities was redeployed to fund loan growth. Interest income on tax-exempt state and municipal securities remained unchanged at $26,000 for the three months ended March 31, 2019 and 2018. The average balance of state and municipal securities decreased by $344,000, or 5.8%, from $5.9 million for the three months ended March 31, 2018 to $5.6 million for the three months ended March 31, 2019. The average tax equivalent yield on state and municipal securities increased 19 basis points to 2.38% for the three months ended March 31, 2019 from 2.19% for the three months ended March 31, 2018, as lower yielding state and municipal securities matured and were replaced by modestly higher yielding state and municipal securities. Interest income on Fed Funds sold increased $17,000, or 170.0%, to $27,000 for the three months ended March 31, 2019 from $10,000 for the three months ended March 31, 2018. The increase in Fed Funds sold was attributable to an increase in the average yield on Fed Funds sold of 79 basis points to 2.12% during the quarter ended March 31, 2019 as compared to 1.33% for the quarter ended March 31, 2018 due to the Federal Reserve’s increase of the Fed funds rate in addition to an increase in the average balance of Fed Funds sold of $1.9 million, or 62.9%, to $5.0 million for the three months ended March 31, 2019 from $3.1 million for the three months ended March 31, 2018.

Interest Expense. Total interest expense increased $351,000, or 41.6%, to $1.2 million for the quarter ended March 31, 2019 from $844,000 for the quarter ended March 31, 2018. Total interest expense reflected an increase in interest expense on deposits of $221,000 and an increase in interest expense on borrowings of $130,000 when comparing the quarters ended March 31, 2019 and 2018. The total interest expense reflected an increase in the average cost of interest-bearing liabilities of 45 basis points from 1.25% for the three months ended March 31, 2018 to 1.70% for the three months ended March 31, 2019, in addition to an increase of $12.4 million in average interest-bearing liabilities.

Interest expense on deposits increased $221,000, or 39.3%, to $784,000 for the three months ended March 31, 2019 from $563,000 for the three months ended March 31, 2018. The average cost of deposits increased to 1.47% for the three months ended March 31, 2019 from 1.09% for the three months ended March 31, 2018, primarily reflecting higher average balances on higher rate promotional certificates of deposit accounts, money market, and savings accounts offered during the first quarter of 2019. The average balance of deposits increased $5.8 million, or 2.8%, from $206.9 million for the three months ended March 31, 2018 to $212.7 million for the three months ended March 31, 2019 also primarily due to higher rate promotional certificates of deposit and savings accounts offered in the first quarter of 2019. The average cost of certificates of deposit (including individual retirement accounts) increased to 2.02% for the three months ended March 31, 2019 from 1.53% for the three months ended March 31, 2018, in addition to an increase in the average balance of these accounts by $14.0 million to $128.7 million for the three months ended March 31, 2019 from $114.7 million for the three months ended March 31, 2018. The average balance of transaction accounts, our core non-time deposit accounts, decreased by $5.9 million to $94.2 million for the three months ended March 31, 2019 from $100.0 million for the three months ended March 31, 2018, offset by an increase in the average cost of transaction accounts of eight basis points to 0.57% for the three months ended March 31, 2019 from 0.49% for the three months ended March 31, 2018 primarily due to promotional savings and money market accounts.

At March 31, 2019, we had $64.3 million of certificates of deposit, including individual retirement accounts, scheduled to mature throughout the remainder of 2019. Based on current market interest rates, we expect that the cost of these deposits upon renewal will be at a moderately higher cost to us than their current contractual rates.

Interest expense on borrowings increased $130,000 from $281,000 for the quarter ended March 31, 2018 to $411,000 for the quarter ended March 31, 2019, due to a $6.6 million increase in our average balance of borrowings with the Federal Home Loan Bank from $62.1 million for the three months ended March 31, 2018 to $68.7 million for the three months ended March 31, 2019 in order to fund loans, along with an increase in the average cost of these funds from 1.81% for the three months ended March 31, 2018 to 2.40% for the three months ended March 31, 2019 as a result of an increase in market interest rates.

Net Interest Income. Net interest income decreased $47,000, or 2.2%, to $2.1 million for the quarter ended March 31, 2019 as compared to $2.2 million for the quarter ended March 31, 2018. Net interest income decreased primarily due to an increase in the average balances and average cost of our interest-bearing liabilities, primarily certificates of deposit and FHLB borrowings, partially offset by higher average balances and average yields on our overall loan portfolio when comparing the quarter ended March 31, 2019 to the same period in 2018. Our net interest rate spread decreased 26 basis points to 2.50% for the quarter ended March 31, 2019 from 2.76% for the quarter ended March 31, 2018. There was a 45 basis point increase in the average cost of our interest-bearing liabilities from 1.25% for the three months ended March 31, 2018 to 1.70% for the three months ended March 31, 2019, partially offset by a 19 basis point increase in the average yield on our interest-earning assets to 4.20% for the three months ended March 31, 2019 from 4.01% for the three months ended March 31, 2018. Our net interest margin decreased 20 basis points to 2.68% during the three months ended March 31, 2019 from 2.88% during the three months ended March 31, 2018.

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

Based on our evaluation of the above factors, we recorded a $75,000 provision for loan losses for the quarters ended March 31, 2019 and 2018. The allowance for loan losses was $1.6 million, or 0.58% of net loans outstanding at March 31, 2019 compared to $1.3 million, or 0.50% of net loans outstanding, at March 31, 2018. The allowance for loan losses was $1.6 million, or 0.55% of net loans outstanding at December 31, 2018.

Other Income. Other income decreased by $274,000, or 41.0%, to $394,000 for the three months ended March 31, 2019 compared to $668,000 for the three months ended March 31, 2018. The decrease in other income was primarily attributable to decreases in realized gains on sales of loans and mortgage fee income. Realized gains on sales of loans decreased $178,000, or 51.2%, to $170,000 for the three months ended March 31, 2019 from $348,000 for the three months ended March 31, 2018. The decrease in realized gains on sales of loans was primarily due to lower volume of mortgage loans sold in the first quarter of 2019 compared to the first quarter of 2018. Mortgage fee income decreased by $36,000, or 20.7%, to $138,000 for the three months ended March 31, 2019 compared to $174,000 for the three months ended March 31, 2018 due to lower volume of residential mortgage loans originated in the first quarter of 2019 compared to the first quarter of 2018, partially offset by an increase in commercial loan fees.

Other Expense. Other expense decreased $240,000, or 9.1%, to $2.4 million for the three months ended March 31, 2019 from $2.7 million for the three months ended March 31, 2018. The decrease in other expense of $240,000 was primarily due to decreases in salaries and employee benefits of $165,000 and other miscellaneous expenses of $39,000. Salaries and employee benefits decreased $165,000, or 10.1%, to $1.5 million for the three months ended March 31, 2019 from $1.6 million for the three months ended March 31, 2018 due to a decrease in commission expense due to lower volume of residential and commercial loan originations in the first quarter of 2019 compared to the first quarter of 2018. Other miscellaneous expense decreased $39,000, or 19.4%, to $162,000 for the three months ended March 31, 2019 from $201,000 for the three months ended March 31, 2018 due to a $25,000 decrease in legal fees in the first quarter of 2019 compared to the first quarter of 2018.

Income Taxes. Income tax expense decreased $16,000, or 88.9%, to $2,000 for the three months ended March 31, 2019 from $18,000 for the three months ended March 31, 2018. The decrease in income tax expense for the three months ended March 31, 2019 as compared to the same period in 2018 was due to lower income before income taxes. The effective tax rate was 18.2% for the three months ended March 31, 2019 compared to 19.6% for the three months ended March 31, 2018.

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

	For the three months ended March 31,
	2019			2018
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost(5)	Balance	Interest	Cost(5)
Interest-earning assets:
Loans	$282,944	$3,091	4.37%	$268,975	$2,826	4.20%
Federal funds sold	5,031	27	2.12	3,088	10	1.33
Taxable investment securities	15,551	127	3.26	13,492	94	2.79
Mortgage-backed securities	6,187	29	1.87	8,300	40	1.92
State and municipal securities(1)	5,592	33	2.38	5,936	33	2.19
Total interest-earning assets	$315,305	$3,307	4.20%	$299,791	$3,003	4.01%
Noninterest-earning assets:
Other assets	$10,050			$10,857
Total assets	$325,355			$310,648
Interest-bearing liabilities:
NOW accounts	$28,465	$21	0.29%	$30,182	$23	0.31%
Passbook savings	26,097	32	0.49	24,790	22	0.35
Money market savings	29,502	81	1.10	37,245	78	0.84
Individual retirement accounts	6,619	25	1.49	7,040	21	1.17
Certificates of deposit	122,047	625	2.05	107,665	419	1.56
Federal Home Loan Bank advances	68,657	411	2.40	62,095	281	1.81
Total interest-bearing liabilities	$281,387	$1,195	1.70%	$269,017	$844	1.25%
Noninterest-bearing liabilities:
Demand deposits	$10,108			$7,805
Other liabilities	2,300			2,546
Total liabilities	$293,795			$279,368
Stockholders' equity	$31,560			$31,280
Total liabilities & stockholders' equity	$325,355			$310,648
Net interest income		$2,112			$2,159
Interest rate spread(2)			2.50%			2.76%
Net interest-earning assets(3)	$33,918			$30,774
Net interest margin(4)		2.68%			2.88%
Ratio of average interest-earning assets to average interest-bearing liabilities	112.05%			111.44%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 21% federal tax rate for the quarters ended March 31, 2019 and 2018. The unadjusted average yield on tax-exempt securities was 1.88% and 1.73% for the quarters ended March 31, 2019 and 2018, respectively. The unadjusted interest income on tax-exempt securities was $26,000 for the quarters ended March 31, 2019 and 2018.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.
(5)	Annualized

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

	Three months ended March 31,
	2019 vs. 2018
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest and dividend income:
Loans	$149	$116	$265
Federal funds sold	9	8	17
Taxable investment securities	16	17	33
Mortgage-backed securities	(10)	(1)	(11)
Total interest and dividend income	164	140	304
Interest expense:
NOW accounts	(1)	(1)	(2)
Passbook savings	1	9	10
Money market savings	(6)	9	3
Individual retirement accounts	(1)	5	4
Certificates of deposit	61	145	206
Federal home loan bank advances	32	98	130
Total interest expense	86	265	351
Net change in net interest income	$78	$(125)	$(47)

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of nonperforming assets at the indicated dates:

	March 31,	December 31,	March 31,
(Dollars In thousands)	2019	2018	2018
Nonaccrual loans:
Residential mortgage loans	$55	$55	$91
Commercial real estate loans	248	-	-
Commercial and industrial loans	45	45	-
Total nonaccrual loans	348	100	91

Accruing loans 90 days or more past due:
Home equity line of credit	146	-	-
Total loans 90 days or more past due	146	-	-

Total nonperforming loans	494	100	91
Total nonperforming assets	$494	$100	$91

Nonperforming loans to total loans	0.18%	0.04%	0.03%
Nonperforming assets to total assets	0.15%	0.03%	0.03%

Nonperforming assets include nonaccrual loans, non-accruing TDRs, and foreclosed real estate. The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. At March 31, 2019 there was one home equity line of credit for $146,000 that was past due 90 days or more and still accruing interest. Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. At the dates indicated above, the Company had no TDRs outstanding.

As indicated in the table above, nonperforming assets at March 31, 2019 were $494,000, an increase of $394,000, or 394.0%, from $100,000 at December 31, 2018. At March 31, 2019, the Company had one non-performing commercial real estate loan for $248,000, one non-performing home equity line of credit for $146,000, one non-performing residential mortgage loan for $55,000 and one non-performing commercial and industrial loan for $45,000 and at December 31, 2018, the Company had one non-performing residential mortgage loan for $55,000 and one non-performing commercial and industrial loan for $45,000. At March 31, 2018, the Company had two non-performing residential mortgage loans for $91,000. At the dates indicated above, the Company had no foreclosed real estate.

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the consolidated balance sheet. The allowance for loan losses was $1.6 million at March 31, 2019 and $1.6 million at December 31, 2018. The Company reported an increase in the ratio of the allowance for loan losses to gross loans to 0.58% at March 31, 2019 as compared to 0.55% at December 31, 2018. Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of March 31, 2019.

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

At March 31, 2019 and December 31, 2018, the Company did not have loans which were deemed to be impaired.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting. Management has identified potential problem loans totaling $5.2 million as of March 31, 2019 as compared to $4.8 million at December 31, 2018. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired. Total potential problem loans increased between these two dates, as the Company reported an increase of $462,000 in loans rated special mention. The increase in loans classified as special mention was due to one commercial mortgage loan newly categorized as such during the three months ended March 31, 2019, partially offset by one residential mortgage loan payoff. The commercial real estate loan was not classified as of December 31, 2018. Based on current information available at March 31, 2019, these loans were re-evaluated for their range of potential losses and reclassified accordingly.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included in our consolidated financial statements.

Our primary sources of funds consist of deposit inflows, loan repayments, borrowings from the Federal Home Loan Bank of New York, maturities and principal repayments of securities, and loan and securities sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 20.0% or greater. For the quarter ended March 31, 2019, our liquidity ratio averaged 30.0%. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2019.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits, short and intermediate-term securities and federal funds sold. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2019, cash and cash equivalents totaled $6.3 million.

At March 31, 2019, we had $11.8 million in loan commitments outstanding. In addition to commitments to originate loans, we had $19.0 million in unused lines of credit outstanding to borrowers. Certificates of deposit (including individual retirement accounts comprised solely of certificates of deposit), due within one year of March 31, 2019 totaled $85.9 million, or 66.3% of our certificates of deposit (including individual retirement accounts) and 38.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, and Federal Home Loan Bank borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing certificates of deposit due on or before March 31, 2020. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provides an additional source of funds. Federal Home Loan Bank borrowings decreased by $6.4 million, to $65.4 million at March 31, 2019, from $71.8 million at December 31, 2018. At March 31, 2019, we had the ability to borrow approximately $170.1 million from the Federal Home Loan Bank of New York, of which $65.4 million had been advanced.

We also have a repurchase agreement with Raymond James providing an additional $10.0 million in liquidity. Funds obtained under the repurchase agreement are secured by the Company’s U.S. Government and agency obligations. There were no advances outstanding under the repurchase agreement at March 31, 2019 and December 31, 2018. In addition to the repurchase agreement with Raymond James, we also have an unsecured line of credit through Atlantic Community Bankers Bank which would provide and additional $5.0 million in liquidity. There were no draws or outstanding balances from the line of credit at March 31, 2019 and December 31, 2018.

Capital

Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2019, Fairport Savings Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  The federal banking agencies have proposed the Community Bank Leverage Ratio be set at 9%. A financial institution can elect to be subject to this new definition. However, until the federal banking agencies finalize the proposed rule, the Basel III rules remain in effect.

Fairport Savings Bank’s capital amounts and ratios as of the indicated dates are presented in the following table.

					Minimum
					To Be "Well-
			Minimum		Capitalized"		Well-Capitalized
			For Capital		Under Prompt		With Buffer, Fully
	Actual		Adequacy Purposes		Corrective Provisions		Phased in for 2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019
Total Core Capital (to Risk-Weighted Assets)	$31,122	15.73%	≥$15,830	≥8.0%	≥$19,787	≥10.0%	≥$20,776	≥10.5%
Tier 1 Capital (to Risk-Weighted Assets)	29,486	14.90	≥11,872	≥6.0	≥15,830	≥8.0	≥16,819	≥8.5
Tier 1 Common Equity (to Risk-Weighted Assets)	29,486	14.90	≥8,904	≥4.5	≥12,862	≥6.5	≥13,851	≥7.0
Tier 1 Capital (to Assets)	29,486	9.12	≥12,932	≥4.0	≥16,166	≥5.0	≥16,166	≥5.0
As of December 31, 2018:
Total Core Capital (to Risk-Weighted Assets)	$30,896	15.70%	≥$15,745	≥8.0%	≥$19,681	≥10.0%	≥$20,665	≥10.5%
Tier 1 Capital (to Risk-Weighted Assets)	29,335	14.91	≥11,808	≥6.0	≥15,745	≥8.0	≥16,729	≥8.5
Tier 1 Common Equity (to Risk-Weighted Assets)	29,335	14.91	≥8,856	≥4.5	≥12,793	≥6.5	≥13,777	≥7.0
Tier 1 Capital (to Assets)	29,335	9.07	≥12,938	≥4.0	≥16,173	≥5.0	≥16,173	≥5.0

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

At March 31, 2019 and December 31, 2018, we had $7.0 million and $5.6 million, respectively, of commitments to grant loans, $4.8 million and $4.4 million, respectively, of unadvanced portions of construction loans, and $19.0 million and $18.8 million, respectively, of unfunded commitments under lines of credit. We had three commercial letters of credit for $64,000 at March 31, 2019 and three commercial letters of credit for $64,000 at December 31, 2018.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of March 31, 2019, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

There has been no change in the Company’s internal control over financial reporting during the first quarter of the fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of March 31, 2019, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2019.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 — January 31, 2019	-		$-	-	24,957
February 1 — February 28, 2019	-		$-	-	24,957
March 1 — March 31, 2019	-		$-	-	24,957
Total	-	$		-

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

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101	The following materials from FSB Bancorp, Inc. Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FSB BANCORP, INC.
(registrant)

May 14, 2019	/s/ Kevin D. Maroney
Kevin D. Maroney
President & Chief Executive Officer

May 14, 2019	/s/ Angela M. Krezmer
Angela M. Krezmer
Chief Financial Officer

- 39 -