Form 10-Q
period 2019-06-30
FSB Bancorp, Inc.
filed 2019-08-14
CIK 1667939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 13, 2019, there were 1,940,661 shares issued and outstanding of the registrant’s common stock.

FSB BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

FSB Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2019	2018
ASSETS:
Cash and due from banks	$1,776	$1,581
Interest earning demand deposits	5,309	4,710
Total cash and cash equivalents	7,085	6,291
Available-for-sale securities, at fair value	18,448	18,331
Held-to-maturity securities, at amortized cost (fair value of $6,140 and $6,030, respectively)	6,026	6,052
Investment in restricted stock, at cost	3,077	3,637
Loans held for sale	1,175	2,133
Loans	280,472	283,302
Less: Allowance for loan losses	(1,661)	(1,561)
Loans receivable, net	278,811	281,741
Bank owned life insurance	3,849	3,819
Accrued interest receivable	985	876
Premises and equipment, net	2,547	2,731
Right of use asset	2,275	-
Other assets	2,706	2,658
Total assets	$326,984	$328,269

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Non-interest bearing	$11,791	$10,947
Interest bearing	220,681	211,668
Total deposits	232,472	222,615
Short-term borrowings	2,000	13,750
Long-term borrowings	56,842	58,076
Official bank checks	204	863
Other liabilities	3,665	1,452
Total liabilities	295,183	296,756
Stockholders' equity:
Preferred stock – par value $0.01; 25,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, par value $0.01; 50,000,000 authorized shares; 1,940,661 shares issued and outstanding	19	19
Paid-in capital	15,914	15,746
Retained earnings	16,173	16,212
Accumulated other comprehensive loss	(41)	(183)
Unearned ESOP shares, at cost	(264)	(281)
Total stockholders’ equity	31,801	31,513
Total liabilities and stockholders' equity	$326,984	$328,269

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Income (Loss)

(Unaudited)

	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	June 30, 2019	June 30, 2018
Interest and dividend income:
Loans, including fees	$3,082	$2,887
Securities:
Taxable	121	97
Tax-exempt	26	26
Mortgage-backed securities	27	35
Other	23	11
Total interest and dividend income	3,279	3,056
Interest expense:
Interest on deposits	860	603
Interest on short-term borrowings	38	37
Interest on long-term borrowings	342	279
Total interest expense	1,240	919
Net interest income	2,039	2,137
Provision for loan losses	25	75
Net interest income after provision for loan losses	2,014	2,062
Other income:
Service fees	34	37
Fee income	6	34
Increase in cash surrender value of bank owned life insurance	15	15
Realized gain on sale of loans	172	289
Mortgage fee income	132	196
Other	45	44
Total other income	404	615
Other expense:
Salaries and employee benefits	1,503	1,565
Occupancy	267	273
Data processing costs	108	103
Advertising	27	59
Equipment	137	140
Electronic banking	26	27
Directors’ fees	46	47
Mortgage fees and taxes	55	63
FDIC premium expense	33	24
Audits and tax services	45	46
Professional services	43	49
Other	186	198
Total other expenses	2,476	2,594
Income (loss) before income taxes	(58)	83
Provision (benefit) for income taxes	(10)	15
Net income (loss)	$(48)	$68
Earnings (loss) per common share – basic and diluted	$(0.03)	$0.04

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Income (Loss)

(Unaudited)

	For the six	For the six
	months ended	months ended
(In thousands, except per share data)	June 30, 2019	June 30, 2018
Interest and dividend income:
Loans, including fees	$6,173	$5,713
Securities:
Taxable	248	191
Tax-exempt	52	52
Mortgage-backed securities	56	75
Other	50	21
Total interest and dividend income	6,579	6,052
Interest expense:
Interest on deposits	1,644	1,166
Interest on short-term borrowings	117	84
Interest on long-term borrowings	674	513
Total interest expense	2,435	1,763
Net interest income	4,144	4,289
Provision for loan losses	100	150
Net interest income after provision for loan losses	4,044	4,139
Other income:
Service fees	66	69
Fee income	10	73
Increase in cash surrender value of bank owned life insurance	30	30
Realized gain on sale of loans	342	637
Mortgage fee income	270	370
Other	80	104
Total other income	798	1,283
Other expense:
Salaries and employee benefits	2,965	3,192
Occupancy	545	554
Data processing costs	212	204
Advertising	42	92
Equipment	265	283
Electronic banking	53	58
Directors’ fees	103	105
Mortgage fees and taxes	100	115
FDIC premium expense	66	50
Audits and tax services	91	95
Professional services	99	100
Other	348	399
Total other expenses	4,889	5,247
Income (loss) before income taxes	(47)	175
Provision (benefit) for income taxes	(8)	33
Net income (loss)	$(39)	$142
Earnings (loss) per common share – basic and diluted	$(0.02)	$0.07

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended
(In thousands)	June 30, 2019	June 30, 2018
Net Income (Loss)	$(48)	$68

Other Comprehensive Income (Loss)

Unrealized holding gains (losses) on available-for-sale securities
Unrealized holding gains (losses) arising during the period	93	(5)
Net unrealized gain (loss) on available for sale securities	93	(5)

Other comprehensive income (loss), before tax	93	(5)
Tax expense	20	-
Other comprehensive income (loss), net of tax	73	(5)
Comprehensive income	$25	$63

Tax Expense Allocated to Each Component of Other Comprehensive Income (Loss)
Unrealized holding gains (losses) arising during the period	$20	$-
Income tax expense related to other comprehensive income (loss)	$20	$-

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the six months ended
(In thousands)	June 30, 2019	June 30, 2018
Net Income (Loss)	$(39)	$142

Other Comprehensive Income (Loss)

Unrealized holding gains (losses) on available-for-sale securities
Unrealized holding gains (losses) arising during the period	180	(123)
Net unrealized gain (loss) on available for sale securities	180	(123)

Other comprehensive income (loss), before tax	180	(123)
Tax expense (benefit)	38	(26)
Other comprehensive income (loss), net of tax	142	(97)
Comprehensive income	$103	$45

Tax Expense (Benefit) Allocated to Each Component of Other Comprehensive Income (Loss)
Unrealized holding gains (losses) arising during the period	$38	$(26)
Income tax expense (benefit) related to other comprehensive income (loss)	$38	$(26)

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated Other
	Common	Paid in	Retained	Comprehensive	Unearned
(In thousands, except share and per share data)	Stock	Capital	Earnings	Loss	ESOP	Total

Balance, January 1, 2019	$19	$15,746	$16,212	$(183)	$(281)	$31,513

Net loss	-	-	(39)	-	-	(39)

Other comprehensive income, net of tax	-	-	-	142	-	142

ESOP shares committed to be released	-	16	-	-	17	33

Stock-based compensation	-	152	-	-	-	152

Balance, June 30, 2019	$19	$15,914	$16,173	$(41)	$(264)	$31,801

Balance, January 1, 2018	$19	$15,441	$16,077	$(165)	$(316)	$31,056

Net income	-	-	142	-	-	142

Other comprehensive loss, net of tax	-	-	-	(97)	-	(97)

ESOP shares committed to be released	-	22	-	-	18	40

Stock-based compensation	-	152	-	-	-	152

Balance, June 30, 2018	$19	$15,615	$16,219	$(262)	$(298)	$31,293

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$(39)	$142
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Net amortization of premiums and accretion of discounts on investments	43	42
Gain on sale of loans	(342)	(637)
Proceeds from loans sold	15,217	24,714
Loans originated for sale	(13,917)	(28,607)
Amortization of net deferred loan origination costs	13	29
Depreciation and amortization	213	227
Provision for loan losses	100	150
Expense related to ESOP	33	40
Stock-based compensation	152	152
Deferred income tax benefit	(8)	(7)
Earnings on investment in bank owned life insurance	(30)	(30)
Increase in accrued interest receivable	(109)	(27)
Increase in other assets	(48)	(246)
(Decrease) Increase in other liabilities	(92)	178
Net cash flows from operating activities	1,186	(3,880)
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(5,000)	(500)
Proceeds from maturities and calls of securities available-for-sale	3,999	-
Proceeds from principal paydowns on securities available-for-sale	1,033	915
Purchases of securities held-to-maturity	-	(415)
Proceeds from maturities and calls of securities held-to-maturity	-	460
Proceeds from principal paydowns on securities held-to-maturity	14	168
Net decrease (increase) in loans	2,817	(8,044)
Purchase of restricted stock	(369)	(890)
Redemption of restricted stock	929	668
Purchase of premises and equipment	(29)	(68)
Net cash flows from investing activities	3,394	(7,706)
FINANCING ACTIVITIES
Net increase in deposits	9,857	5,273
Proceeds from borrowings	16,646	26,000
Repayments on borrowings	(29,630)	(21,829)
Net decrease in official bank checks	(659)	(532)
Net cash flows from financing activities	(3,786)	8,912
Change in cash and cash equivalents	794	(2,674)
Cash and cash equivalents at beginning of period	6,291	10,397
Cash and cash equivalents at end of period	$7,085	$7,723
CASH PAID DURING THE PERIOD FOR:
Interest	$2,474	$1,718
Income taxes	$-	$207

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

Note 2: New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new guidance supersedes the lease requirements in Topic 840, Leases and is based on the principle that a lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The accounting applied by a lessor is largely unchanged from that applied under the previous guidance. In addition, the guidance requires an entity to separate the lease components from the nonlease components in a contract. The ASU requires disclosures about the amount, timing, and judgments related to a reporting entity's accounting for leases and related cash flows. The standard is required to be applied to all leases in existence as of the date of adoption using a modified retrospective transition approach. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for all companies in any interim or annual period. The Company adopted this ASU on January 1, 2019 and has recognized lease liabilities and right-of-use assets associated with these lease agreements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). This new guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This ASU will replace the "incurred loss" model under existing guidance with an "expected loss" model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. This ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. This guidance requires adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for all companies as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact the guidance will have on the Company's consolidated financial statements, and expects an increase in the allowance for credit losses resulting from the change to expected losses for the estimated life of the financial asset, including an allowance for debt securities. The amount of the increase in the allowance for credit losses resulting from the new guidance will be impacted by the portfolio composition and asset quality at the adoption date, as well as economic conditions and forecasts at the time of adoption. The Company is currently running a second model concurrently in 2019 and does not anticipate a material impact to the consolidated financial statements.

In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13.  The FASB has proposed an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Company, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  For all other entities, including smaller reporting companies like the Company, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.   For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies).  The FASB is currently in the process of drafting a proposed ASU for this project to be voted upon by FASB members after a 30 day comment period.  The Company is currently a smaller reporting company, and if this proposal is approved and becomes effective, the Company’s expected adoption date for ASU 2016-13 would change from fiscal years beginning after December 15, 2019 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

In March 2017, the FASB issued an Update (ASU 2017-08) to its guidance on “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) related to premium amortization on purchased callable debt securities. The amendments in this update shorten the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  For public companies, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity should apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  Additionally, in the period of adoption, an entity should provide disclosure about a change in accounting principle.  The adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

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

Note 3: Earnings per Common Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to reflect the assumed exercise and conversion of dilutive stock options and unvested restricted stock. In periods of loss, basic earnings per common share and diluted earnings per share are the same due to the fact that the inclusion of any of the dilutive shares will result in an anti-dilutive impact, driven by the loss. Net income available to common stockholders is net income of the Company. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released. The Company did not grant any restricted stock awards or stock options during the six months ended June 30, 2019. An aggregate of 15,000 stock options and 6,400 shares of restricted stock were granted to senior management during the six months ended June 30, 2018. The grants to senior management vest over a five year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2023.

The following tables set forth the calculation of basic and diluted earnings per share.

	Three months ended
	June 30,
(In thousands, except per share data)	2019	2018
Basic and Diluted Earnings (Loss) Per Common Share
Net income (loss) available to common stockholders	$(48)	$68
Weighted average basic common shares outstanding	1,860	1,909
Weighted average diluted common shares outstanding	1,860	1,909
Earnings (loss) per common share – basic and diluted	$(0.03)	$0.04

	Six months ended
	June 30,
(In thousands, except per share data)	2019	2018
Basic and Diluted Earnings (Loss) Per Common Share
Net income (loss) available to common stockholders	$(39)	$142
Weighted average basic common shares outstanding	1,857	1,908
Weighted average diluted common shares outstanding	1,857	1,908
Earnings (loss) per common share – basic and diluted	$(0.02)	$0.07

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$13,610	$1	$(28)	$13,583
Mortgage-backed securities – residential	4,890	22	(47)	4,865
Total available-for-sale	$18,500	$23	$(75)	$18,448
Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$443	$7	$-	$450
State and municipal securities	5,583	108	(1)	5,690
Total held-to-maturity	$6,026	$115	$(1)	$6,140

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$12,610	$7	$(162)	$12,455
Mortgage-backed securities – residential	5,953	24	(101)	5,876
Total available-for-sale	$18,563	$31	$(263)	$18,331
Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$458	$6	$(1)	$463
State and municipal securities	5,594	29	(56)	5,567
Total held-to-maturity	$6,052	$35	$(57)	$6,030

The amortized cost and estimated fair value of debt investments at June 30, 2019 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$1,565	$1,568
Due after one year through five years	12,610	12,582	2,360	2,386
Due after five years through ten years	-	-	1,658	1,736
Due after ten years	1,000	1,001	-	-
Sub-total	$13,610	$13,583	$5,583	$5,690
Mortgage-backed securities – residential	4,890	4,865	443	450
Totals	$18,500	$18,448	$6,026	$6,140

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2019
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
U.S. Government and agency obligations	-	$-	$-	6	$28	$7,578	6	$28	$7,578
Mortgage-backed securities - residential	1	1	141	4	46	3,332	5	47	3,473
Totals	1	$1	$141	10	$74	$10,910	11	$75	$11,051
Held-to-Maturity
Mortgage-backed securities – residential(1)	-	$-	$-	1	$-	$162	1	$-	$162
State and municipal securities	-	-	-	3	1	982	3	1	982
Totals	-	$-	$-	4	$1	$1,144	4	$1	$1,144

	December 31, 2018
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
U.S. Government and agency obligations	-	$-	$-	8	$162	$9,445	8	$162	$9,445
Mortgage-backed securities – residential(1)	1	-	203	4	101	3,749	5	101	3,952
Totals	1	$-	$203	12	$263	$13,194	13	$263	$13,397
Held-to-Maturity
Mortgage-backed securities – residential	-	$-	$-	1	$1	$165	1	$1	$165
State and municipal securities	3	4	1,039	15	52	3,021	18	56	4,060
Totals	3	$4	$1,039	16	$53	$3,186	19	$57	$4,225

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

There were 15 securities in an unrealized loss position at June 30, 2019, of which 14 have been in loss positions for a period greater than twelve months and one has been in a loss position for a period less than twelve months. This compares to 32 securities in an unrealized loss position at December 31, 2018, of which 28 had been in loss positions for a period greater than twelve months and four had been in loss positions for a period less than twelve months. These issuing entities are currently rated Aaa by Moody’s Investor Services and AA+ by Standard and Poors. Among the 14 securities in loss positions for a period greater than twelve months at June 30, 2019, 11 were either direct issuances of, or mortgage-backed securities or collateralized mortgage obligations issued by, the following entities sponsored and guaranteed by the United States Government: GNMA, FNMA, and FHLMC. The remaining three securities that have been in a loss position for a period greater than twelve months were issued by a state or political subdivision, primarily local municipalities. The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired.

The one security in an unrealized loss position at June 30, 2019 for less than twelve months was a mortgage-backed security issued by FHLMC which is sponsored and guaranteed by the United States Government. The unrealized loss reflected is primarily attributable to changes in interest rates since the security was acquired. The Company does not intend to sell this security, nor is it more likely than not, that the Company will be required to sell this security prior to recovery of the amortized cost. As such, management does not believe any individual unrealized loss as of June 30, 2019 represents OTTI.

There were no realized gains or losses on sales of securities for the three or six months ended June 30, 2019 and June 30, 2018.

As of June 30, 2019 and December 31, 2018, no securities were pledged to secure public deposits or for any other purpose required or permitted by law.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of investing in, or originating, these types of investments or loans.

Note 5: Loans

Major classifications of loans at the indicated dates are as follows:

	June 30,	December 31,
(In thousands)	2019	2018
Real estate loans:
Secured by one-to-four family residences	$218,714	$221,602
Secured by multi-family residences	9,855	10,241
Construction	4,018	4,898
Commercial real estate	23,220	22,492
Home equity lines of credit	17,248	16,766
Total real estate loans	273,055	275,999
Commercial and industrial loans	7,426	7,290
Other loans	41	50
Total loans	280,522	283,339
Net deferred loan origination fees	(50)	(37)
Less allowance for loan losses	(1,661)	(1,561)
Loans receivable, net	$278,811	$281,741

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

As of June 30, 2019 and December 31, 2018, residential mortgage loans with a carrying value of $197.3 million and $201.9 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York under a blanket collateral agreement to secure the Company’s line of credit and term borrowings. The Company retains the servicing on conventional fixed-rate mortgage loans sold to Freddie Mac and receives a fee based on the principal balance outstanding. Loans serviced for others totaled $118.0 million and $123.8 million at June 30, 2019 and December 31, 2018, respectively. Loan servicing rights are recorded at fair value when loans are sold with servicing rights retained. The fair value of the mortgage servicing rights (“MSRs”) is determined using a method which utilizes servicing income, discount rates, and prepayment speeds relative to the Bank’s portfolio for MSRs and are amortized over the life of the loan. MSRs amounted to $747,000 and $812,000 at June 30, 2019 and December 31, 2018, respectively, and are included in other assets on the consolidated balance sheets.

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
Other loans

The following tables present the classes of the loan portfolio, not including net deferred loan fees, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of June 30, 2019
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate loans:
Secured by one-to-four family residences	$216,136	$-	$2,578	$-	$218,714
Secured by multi-family residences	9,855	-	-	-	9,855
Construction	4,018	-	-	-	4,018
Commercial real estate	20,399	2,573	248	-	23,220
Home equity lines of credit	17,054	-	194	-	17,248
Total real estate loans	267,462	2,573	3,020	-	273,055
Commercial & industrial loans	7,381	-	45	-	7,426
Other loans	41	-	-	-	41
Total loans	$274,884	$2,573	$3,065	$-	$280,522

	As of December 31, 2018
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate loans:
Secured by one-to-four family residences	$218,222	$494	$2,886	$-	$221,602
Secured by multi-family residences	10,241	-	-	-	10,241
Construction	4,898	-	-	-	4,898
Commercial real estate	21,313	931	248	-	22,492
Home equity lines of credit	16,565	-	201	-	16,766
Total real estate loans	271,239	1,425	3,335	-	275,999
Commercial & industrial loans	7,245	-	45	-	7,290
Other loans	50	-	-	-	50
Total loans	$278,534	$1,425	$3,380	$-	$283,339

Commercial real estate loans rated special mention increased $1.6 million, or 176.4%, to $2.6 million at June 30, 2019 from $931,000 at December 31, 2018 due to the addition of two loans newly categorized as special mention as a result of the delinquency of one commercial loan in addition to another loan becoming classified after an annual financial statement review of the borrower was performed during the six months ended June 30, 2019. Real estate loans secured by one-to four family residences rated special mention decreased $494,000 to $0 at June 30, 2019 from $494,000 at December 31, 2018 due to a mortgage loan payoff. Real estate loans secured by one-to four family residences rated substandard decreased $308,000, or 10.7%, to $2.6 million at June 30, 2019 from $2.9 million at December 31, 2018 due to six mortgage loans paying as agreed, partially offset by the delinquency of three additional mortgage loans during the six months ended June 30, 2019.

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

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by portfolio segment and class of loans, as of June 30, 2019 and December 31, 2018, are detailed in the following tables:

	As of June 30, 2019
	30-59 Days	60-89 Days
	Past Due	Past Due	90 Days	Total		Total Loans
(In thousands)	And Accruing	And Accruing	and Over	Past Due	Current	Receivable
Real estate loans:
Secured by one-to-four family residences	$-	$-	$880	$880	$217,834	$218,714
Secured by multi-family residences	-	-	-	-	9,855	9,855
Construction	-	-	-	-	4,018	4,018
Commercial	-	-	248	248	22,972	23,220
Home equity lines of credit	-	-	143	143	17,105	17,248
Total real estate loans	-	-	1,271	1,271	271,784	273,055
Commercial & industrial loans	15	10	45	70	7,356	7,426
Other loans	-	-	-	-	41	41
Total loans	$15	$10	$1,316	$1,341	$279,181	$280,522

	As of December 31, 2018
	30-59 Days	60-89 Days
	Past Due	Past Due	90 Days	Total		Total Loans
(In thousands)	And Accruing	And Accruing	and Over	Past Due	Current	Receivable
Real estate loans:
Secured by one-to-four family residences	$227	$349	$55	$631	$220,971	$221,602
Secured by multi-family residences	-	-	-	-	10,241	10,241
Construction	-	-	-	-	4,898	4,898
Commercial	248	-	-	248	22,244	22,492
Home equity lines of credit	147	-	-	147	16,619	16,766
Total real estate loans	622	349	55	1,026	274,973	275,999
Commercial & industrial loans	-	-	45	45	7,245	7,290
Other loans	-	-	-	-	50	50
Total loans	$622	$349	$100	$1,071	$282,268	$283,339

Real estate loans secured by one-to four family residences 30-59 days past due and accruing decreased $227,000 to $0 at June 30, 2019 from $227,000 at December 31, 2018 due to three mortgage loans paying as agreed and one mortgage loan payoff during the six months ended June 30, 2019. Commercial & industrial loans 30-59 days past due and accruing increased $15,000 to $15,000 at June 30, 2019 from $0 at December 31, 2018 due to the delinquency of one commercial & industrial loan during the six months ended June 30, 2019. Real estate loans secured by one-to four family residences 60-89 days past due and accruing decreased $349,000 to $0 at June 30, 2019 from $349,000 at December 31, 2018 due to two mortgage loans paying as agreed during the six months ended June 30, 2019. Commercial & industrial loans 60-89 days past due and accruing increased $10,000 to $10,000 at June 30, 2019 from $0 at December 31, 2018 due to the delinquency of one commercial & industrial loan during the six months ended June 30, 2019. Commercial loans 90 days and over increased $248,000 to $248,000 at June 30, 2019 from $0 at December 31, 2018 due to the delinquency of one commercial loan during the six months ended June 30, 2019. Real estate loans secured by one-to four family residences 90 days and over increased $825,000 to $880,000 at June 30, 2019 from $55,000 at December 31, 2018 due to the delinquency of two mortgage loans during the six months ended June 30, 2019. Home equity lines of credit 90 days and over increased $143,000 to $143,000 at June 30, 2019 from $0 at December 31, 2018 due to the delinquency of one home equity line of credit during the six months ended June 30, 2019.

At June 30, 2019, the Bank had three nonaccrual residential mortgage loans for $880,000, one nonaccrual commercial real estate loan for $248,000, one nonaccrual home equity line of credit for $143,000, and one nonaccrual commercial and industrial loan for $45,000. At December 31, 2018, the Company had one nonaccrual residential mortgage loan for $55,000 and one nonaccrual commercial and industrial loan for $45,000.

There were no loans that were past due 90 days or more and still accruing interest at June 30, 2019 and December 31, 2018. At June 30, 2019 and December 31, 2018, there were no troubled debt restructurings.

The following table summarizes impaired loans information by portfolio class as of and for the six months ended June 30, 2019 and December 31, 2018:

		As of June 30, 2019

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With an allowance recorded:
Commercial real estate	$248,000	$248,000	$145,000	$248,000	$-	$-
Commercial & industrial loans	45,000	45,000	30,000	45,000	-	-
Total loans	$293,000	$293,000	$175,000	$293,000	$-	$-

As of December 31, 2018

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-	$-
Commercial & industrial loans	-	-	-	-	-	-
Total loans	$-	$-	$-	$-	$-	$-

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

	For the three months ended June 30, 2019
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$840	$75	$22	$318	$102	$96	$183	$1,636
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions (Credits)	(35)	(1)	(2)	164	3	29	(133)	25
Ending balance	$805	$74	$20	$482	$105	$125	$50	$1,661
Ending balance: related to loans individually evaluated for impairment	-	-	-	145	-	30	-	175
Ending balance: related to loans collectively evaluated for impairment	$805	$74	$20	$337	$105	$95	$50	$1,486
Loans receivables:
Ending balance	$218,714	$9,855	$4,018	$23,220	$17,248	$7,426	$41	$280,522
Ending balance: related to loans individually evaluated for impairment	-	-	-	248	-	45	-	293
Ending balance: related to loans collectively evaluated for impairment	$218,714	$9,855	$4,018	$22,972	$17,248	$7,381	$41	$280,229

	For the three months ended June 30, 2018
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$742	$79	$42	$205	$105	$53	$110	$1,336
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions (Credits)	61	(1)	(9)	6	(2)	1	19	75
Ending balance	$803	$78	$33	$211	$103	$54	$129	$1,411
Ending balance: related to loans individually evaluated for impairment	-	-	-	-	-	-	-	-
Ending balance: related to loans collectively evaluated for impairment	$803	$78	$33	$211	$103	$54	$129	$1,411
Loans receivables:
Ending balance	$217,157	$10,440	$6,530	$17,046	$16,528	$4,260	$55	$272,016
Ending balance: related to loans individually evaluated for impairment	-	-	-	-	-	-	-	-
Ending balance: related to loans collectively evaluated for impairment	$217,157	$10,440	$6,530	$17,046	$16,528	$4,260	$55	$272,016

	For the six months ended June 30, 2019
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$866	$77	$24	$284	$103	$97	$110	$1,561
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions (Credits)	(61)	(3)	(4)	198	2	28	(60)	100
Ending balance	$805	$74	$20	$482	$105	$125	$50	$1,661
Ending balance: related to loans individually evaluated for impairment	-	-	-	145	-	30	-	175
Ending balance: related to loans collectively evaluated for impairment	$805	$74	$20	$337	$105	$95	$50	$1,486
Loans receivables:
Ending balance	$218,714	$9,855	$4,018	$23,220	$17,248	$7,426	$41	$280,522
Ending balance: related to loans individually evaluated for impairment	-	-	-	248	-	45	-	293
Ending balance: related to loans collectively evaluated for impairment	$218,714	$9,855	$4,018	$22,972	$17,248	$7,381	$41	$280,229

	For the six months ended June 30, 2018
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$816	$80	$54	$148	$107	$47	$9	$1,261
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions (Credits)	(13)	(2)	(21)	63	(4)	7	120	150
Ending balance	$803	$78	$33	$211	$103	$54	$129	$1,411
Ending balance: related to loans individually evaluated for impairment	-	-	-	-	-	-	-	-
Ending balance: related to loans collectively evaluated for impairment	$803	$78	$33	$211	$103	$54	$129	$1,411
Loans receivables:
Ending balance	$217,157	$10,440	$6,530	$17,046	$16,528	$4,260	$55	$272,016
Ending balance: related to loans individually evaluated for impairment	-	-	-	-	-	-	-	-
Ending balance: related to loans individually evaluated for impairment	$217,157	$10,440	$6,530	$17,046	$16,528	$4,260	$55	$272,016

The Company had no foreclosed real estate at June 30, 2019 or December 31, 2018.

At June 30, 2019, the Company had one commercial real estate loan for $248,000 and one residential real estate loan for $55,000 in the process of foreclosure and at December 31, 2018, the Company had one residential real estate loan for $55,000 in the process of foreclosure.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	June 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale portfolio
U.S. Government and agency obligations	$-	$13,583	$-	$13,583
Mortgage-backed securities – residential	-	4,865	-	4,865
Total available-for-sale securities	$-	$18,448	$-	$18,448

	December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale portfolio
U.S. Government and agency obligations	$-	$12,455	$-	$12,455
Mortgage-backed securities – residential	-	5,876	-	5,876
Total available-for-sale securities	$-	$18,331	$-	$18,331

The Company had the following assets measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$-	$-	$118	$118

December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$-	$-	$-	$-

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated date:

	Quantitative Information about Level 3 Fair Value Measurements
At June 30, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Avg.)
Impaired loans	Appraisal of collateral	Appraisal Adjustments	23.6%
	(Sales Approach)	Costs to Sell	14.1% - 50.7% (28.6%)

There have been no transfers of assets into or out of any fair value measurement level during the six months ended June 30, 2019.

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

Loans

The fair values of loans, held in portfolio are estimated using discounted cash flow analyses. The discount rate considers a market participant’s cost of funds, liquidity premiums, capital charges, servicing charges, and expectations of future rate movements (for variable rate loans), resulting in a Level 3 classification. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal, and adjusted for potential defaulted loans.

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

Impaired Loans

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		June 30, 2019		December 31, 2018
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and due from banks	1	$1,776	$1,776	$1,581	$1,581
Interest earning demand deposits	1	5,309	5,309	4,710	4,710
Securities - available-for-sale	2	18,448	18,448	18,331	18,331
Securities - held-to-maturity	2	6,026	6,140	6,052	6,030
Investment in restricted stock	2	3,077	3,077	3,637	3,637
Loans held for sale	2	1,175	1,175	2,133	2,133
Loans, net	3	278,811	285,604	281,741	280,173
Accrued interest receivable	1	985	985	876	876

Financial liabilities:
Demand deposits, savings, NOW and MMDA	1	99,411	99,411	98,681	98,681
Time deposits	2	133,061	133,191	123,934	124,182
Borrowings	2	58,842	59,145	71,826	71,086
Accrued interest payable	1	129	129	168	168

Note 8: Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss, net of tax, for the periods indicated are summarized in the table below.

	For the three months ended June 30, 2019
(In thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$(114)	$(114)
Other comprehensive income	73	73
Ending balance	$(41)	$(41)

	For the three months ended June 30, 2018
(In thousands)	Unrealized Losses on Available- for-Sale Securities	Total
Beginning balance	$(257)	$(257)
Other comprehensive loss	(5)	(5)
Ending balance	$(262)	$(262)

	For the six months ended June 30, 2019
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$(183)	$(183)
Other comprehensive income	142	142
Ending balance	$(41)	$(41)

	For the six months ended June 30, 2018
(In thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$(165)	$(165)
Other comprehensive loss	(97)	(97)
Ending balance	$(262)	$(262)

Note 9: Other Income

The Company has included the following table regarding the Company’s other income for the periods presented. All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Other Income. The following tables present the Company’s sources of Other Income for the three and six months ended June 30, 2019 and 2018. Items outside the scope of ASC 606 are noted as such.

	For the three	For the three
	months ended	months ended
	June 30, 2019	June 30, 2018
(In thousands)
Service fees
Deposit related fees	$16	$16
Insufficient funds fee	18	21
Total service fees	34	37
Fee income
Securities commission income	2	9
Insurance commission income	4	25
Total insurance and securities commission income	6	34
Card income
Debit card interchange fee income	37	36
ATM fees	8	8
Total card income	45	44
Mortgage fee income and realized gain on sales of loans*
Residential mortgage loan origination fees	48	87
Commercial loan fees	9	24
Loan servicing income	75	85
Realized gain on sales of residential mortgage loans	172	289
Total mortgage fee income and realized gain on sales of loans	304	485
Bank owned life insurance	15	15
Total non-interest income	$404	$615

*Outside scope of ASC 606

	For the six months ended	For the six months ended
	June 30, 2019	June 30, 2018
(In thousands)
Service fees
Deposit related fees	$31	$27
Insufficient funds fee	35	42
Total service fees	66	69
Fee income
Securities commission income	4	27
Insurance commission income	6	46
Total insurance and securities commission income	10	73
Card income
Debit card interchange fee income	65	71
ATM fees	15	15
Total card income	80	86
Mortgage fee income and realized gain on sales of loans*
Residential mortgage loan origination fees	90	168
Commercial loan fees	29	32
Loan servicing income	151	170
Realized gain on sales of residential mortgage loans	342	590
Realized gain on sale of SBA loan	-	47
Total mortgage fee income and realized gain on sales of loans	612	1,007
Bank owned life insurance	30	30
Other miscellaneous income	-	18
Total non-interest income	$798	$1,283

*Outside scope of ASC 606

The Company recognizes revenue as it is earned. The following is a discussion of key revenues within the scope of the new revenue guidance:

·	Service fees – Revenue from fees on deposit accounts is earned through the presentation of an individual item for processing for insufficient funds fees or customer initiated activities or passage of time for deposit related fees.
·	Fee income – Fee income is earned through commissions on insurance and securities sales and earned at a point in time.
·	Card income – Card income consists of interchange fees from consumer debit card networks and other card related services. Interchange rates are set by the card networks. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur.
·	Mortgage fee income and realized gain on sales of loans – Revenue from mortgage fee income and realized gain on sales of loans is earned through the origination of residential and commercial mortgage loans and the sales of one-to-four family residential mortgage loans and government guaranteed portions of SBA loans and is recognized as transactions occur.

Note 10: Stock-Based Compensation

A summary of the Company’s stock option activity and related information for its option plans for the six months ended June 30, 2019 and 2018 is as follows:

	For the six months ended June 30, 2019
	Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	172,080	$16.82
Grants	-	-
Exercised	-	-
Outstanding at quarter end	172,080	$16.82

Exercisable at quarter end	33,416	$16.79

	For the six months ended June 30, 2018
	Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	152,080	$16.72
Grants	15,000	17.52
Exercised	-	-
Outstanding at quarter end	167,080	$16.79

Exercisable at quarter end	-	$-

The grants to senior management and directors vest over a five year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2023.

The compensation expense of the awards is based on the fair value of the instruments on the date of grant. The Company recorded compensation expense in the amount of $76,000 for the three months ended June 30, 2019 and $152,000 for the six months ended June 30, 2019. The Company recorded compensation expense in the amount of $76,000 for the three months ended June 30, 2018 and $152,000 for the six months ended June 30, 2018.

Note 11: Leases

The Company occupies certain banking and mortgage origination offices under noncancelable operating lease agreements which were not reflected on the consolidated balance sheet at December 31, 2018.  Upon adoption of ASC Topic 842, Leases, on January 1, 2019, the Company recorded an asset of $2.3 million and a corresponding liability in the amount of $2.6 million, included in other liabilities on the consolidated balance sheets, as a result of recognizing right-of-use assets and lease liabilities on the consolidated balance sheet. The Company elected to adopt the transition relief under ASC Topic 842 using the modified retrospective transition method. All lease agreements are accounted for as operating leases. The Company has no unamortized initial direct costs related to the establishment of these lease agreements as of January 1, 2019. We have elected the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption.

Our leases have remaining lease terms that vary from less than one year up to 12 years, some of which include options to extend the leases for various renewal periods. All options to renew are included in the current lease term when we believe it is reasonably certain that the renewal options will be exercised.

The components of the lease expense are as follows:

For the three months
ended June 30,
(In thousands)	2019
Operating lease cost	$97
Short-term lease cost	18
Total	$115

For the six months
ended June 30,
(In thousands)	2019
Operating lease cost	$194
Short-term lease cost	35
Total	$229

Supplemental cash flow information related to leases was as follows:

For the six months
ended June 30,
(In thousands)	2019
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$193

Supplemental consolidated balance sheet information related to leases was as follows:

For the six months
ended June 30,
(In thousands, except lease term and discount rate)	2019
Operating Leases
Operating lease right-of-use assets	$2,275
Operating lease liabilities	$2,477

Weighted Average Remaining Lease Term
Operating Leases	8.9 years

Weighted Average Discount Rate
Operating Leases	3.52%

Maturities of lease liabilities were as follows:

Year Ending December 31,
(In thousands)
2019	$155
2020	318
2021	313
2022	252
2023	194
Thereafter	1,245
Total minimum lease payments	$2,477

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

Overview

The following discussion reviews the Company's financial condition at June 30, 2019 and at December 31, 2018 and the results of operations for the three and six month periods ended June 30, 2019 and 2018. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other period.

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

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The most significant accounting policies followed by the Company are presented in FSB Bancorp's Annual Report on Form 10-K filed with the SEC on March 27, 2019. These policies, along with the disclosures presented in the other consolidated financial statement notes filed with the SEC and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, involve the most complex subjective decisions or assessments including our policies with respect to our allowance for loan losses, deferred tax assets and the estimation of fair values for accounting and disclosure purposes. These areas could be the most subject to revision as new information becomes available. There have been no significant changes in application of critical accounting policies during the six months ended June 30, 2019.

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

Comparison of Financial Condition at June 30, 2019 and at December 31, 2018

Total Assets. Total assets decreased $1.3 million, or 0.4%, to $327.0 million at June 30, 2019 from $328.3 million at December 31, 2018, primarily due to decreases in net loans receivable, loans held for sale, and investment in restricted stock, partially offset by increases in right of use asset and cash and cash equivalents.

Net loans receivable decreased $2.9 million, or 1.0%, to $278.8 million at June 30, 2019 from $281.7 million at December 31, 2018. The Bank continues to focus on loan production as we look to primarily grow our residential mortgage and commercial loan portfolios at a measured pace while still maintaining our strong credit quality and strict underwriting standards. The Bank originated $21.1 million of residential mortgage loans for the six months ended June 30, 2019 compared to $44.2 million for the six months ended June 30, 2018. The Bank sold $14.9 million of mortgage loans in the secondary market during the six months ended June 30, 2019 compared to $23.3 million during the six months ended June 30, 2018 as a balance sheet management strategy to reduce interest-rate risk. The Bank sold these loans at a gain of $342,000 which was recorded in other income for the six months ended June 30, 2019 compared to $590,000 for the six months ended June 30, 2018. At June 30, 2019, the Bank was servicing $118.0 million in residential mortgage loans sold to Freddie Mac and will realize servicing income on these loans as long as they remain outstanding. At June 30, 2019, the Bank had $1.2 million in loans held for sale, comprised of one- to four-family residential fixed rate conventional and FHA mortgage loans originated and closed by the Bank in the second quarter of 2019 that have been committed for sale in the secondary market, and will be delivered and sold in the third quarter of 2019. Mortgage servicing rights decreased $65,000, or 8.0%, to $747,000 at June 30, 2019 compared to $812,000 at December 31, 2018, and are included in other assets on the consolidated balance sheets due to an increased number of loan payoffs in addition to a lower volume of loans sold with servicing retained.

Loans held for sale decreased by $958,000, or 44.9%, to $1.2 million at June 30, 2019 from $2.1 million at December 31, 2018 due to a lower volume of loans committed for sale in the secondary market in 2019.

Investment in restricted stock decreased by $560,000, or 15.4%, to $3.1 million at June 30, 2019 from $3.6 million at December 31, 2018 due to decreased borrowings from the Federal Home Loan Bank of New York.

Right of use asset increased by $2.3 million at June 30, 2019 from $0 at December 31, 2018 due to the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) on January 1, 2019 which requires recognition of lease liabilities and right of use assets associated with lease agreements.

Cash and cash equivalents increased by $794,000, or 12.6%, to $7.1 million at June 30, 2019 from $6.3 million at December 31, 2018 due to lower residential and commercial loans closed during the first six months of 2019.

Deposits and Borrowings. Total deposits increased $9.9 million, or 4.4%, to $232.5 million at June 30, 2019 from $222.6 million at December 31, 2018. Certificates of deposit (including individual retirement accounts) increased $9.1 million, or 7.4%, to $133.1 million at June 30, 2019 from $123.9 million at December 31, 2018 due to rate promotions. Transaction accounts increased $730,000, or 0.7%, to $99.4 million at June 30, 2019 from $98.7 million at December 31, 2018. Total borrowings from the Federal Home Loan Bank of New York decreased $13.0 million, or 18.1%, to $58.8 million at June 30, 2019 from $71.8 million at December 31, 2018. Long-term borrowings decreased $1.2 million, or 2.1%, to $56.8 million at June 30, 2019 from $58.1 million at December 31, 2018 due to $8.7 million in principal repayments on our amortizing advances and maturities partially offset by $7.5 million in new advances. The Company decreased its short-term borrowings by $11.8 million, or 85.5%, to $2.0 million at June 30, 2019 compared to $13.8 million at December 31, 2018 due to excess cash as a result of an increase in deposits in addition to lower residential and commercial loans closed during the first six months of 2019.

Stockholders’ Equity. Stockholders’ equity increased $288,000, or 0.9%, to $31.8 million at June 30, 2019 from $31.5 million at December 31, 2018. The increase was primarily due to a $152,000 increase in additional paid in capital as a result of stock based compensation, an increase of $33,000 resulting from the release of ESOP shares from the suspense account, and a decrease of $142,000 in accumulated other comprehensive loss during the six months ended June 30, 2019 due to an increase in the fair market value of our available-for-sale securities, partially offset by a $(39,000) net loss.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018

General. Net income decreased $116,000, or 170.6%, to a loss of $(48,000) for the quarter ended June 30, 2019 from $68,000 for the quarter ended June 30, 2018. The quarter-over-quarter decrease was attributable to decreases in other income of $211,000 and net interest income of $98,000, partially offset by decreases in other expense of $118,000, provision for loan losses of $50,000, and provision for income taxes of $25,000.

Interest and Dividend Income. Total interest and dividend income increased $223,000, or 7.3%, to $3.3 million for the quarter ended June 30, 2019 from $3.1 million for the quarter ended June 30, 2018. The increase resulted from a $10.2 million increase quarter over quarter in average interest-earning assets, primarily residential and commercial loans, and a 16 basis point increase in the average yield earned on interest-earning assets from 4.03% for the three months ended June 30, 2018 to 4.19% for the three months ended June 30, 2019 due to rising interest rates.

Interest income on loans increased $195,000, or 6.8%, to $3.1 million for the quarter ended June 30, 2019 from $2.9 million for the quarter ended June 30, 2018, reflecting a $8.9 million increase in the average balance of loans to $282.0 million for the three months ended June 30, 2019 from $273.1 million for the three months ended June 30, 2018, in addition to a 14 basis point increase in the average yield earned on loans for the three months ended June 30, 2019 as compared to the same period in 2018. The increase in the average balance of loans was due to our focus on increasing our residential mortgage and commercial loan portfolios during the three months ended June 30, 2019 as compared to the same period in 2018. The average yield on loans increased to 4.37% for the three months ended June 30, 2019 from 4.23% for the three months ended June 30, 2018, reflecting increases in market interest rates on new loan products, primarily residential mortgages, commercial mortgages, and home equity lines of credit, in addition to upward repricing for adjustable rate loans in a rising interest rate environment.

Interest income on taxable investment securities increased $24,000, or 24.7%, to $121,000 for the three months ended June 30, 2019 from $97,000 for the three months ended June 30, 2018. The average balance of taxable investment securities increased $2.0 million, or 14.7%, to $15.8 million for the three months ended June 30, 2019 from $13.7 million for the three months ended June 30, 2018. The average yield on taxable investment securities increased 26 basis points to 3.07% during the quarter ended June 30, 2019 as compared to 2.81% for the quarter ended June 30, 2018 due to new purchases of moderately higher-yielding investment securities. Interest income on mortgage-backed securities decreased $8,000, or 22.9%, to $27,000 for the three months ended June 30, 2019, from $35,000 for the three months ended June 30, 2018. The average balance of mortgage-backed securities decreased $2.1 million, or 26.9%, to $5.7 million for the three months ended June 30, 2019 from $7.8 million for the three months ended June 30, 2018. The average yield on mortgage-backed securities increased eight basis points to 1.90% for the three months ended June 30, 2019 from 1.82% for the three months ended June 30, 2018 as a result of slower prepayment speeds on the pools of mortgage-backed securities held in portfolio during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. A portion of the cash flow from these investment and mortgage-backed securities was redeployed to fund loan originations. Interest income on tax-exempt state and municipal securities remained unchanged at $26,000 for the three months ended June 30, 2019 and 2018. The average balance of state and municipal securities decreased by $407,000, or 6.8%, from $6.0 million for the three months ended June 30, 2018 to $5.6 million for the three months ended June 30, 2019. The average tax equivalent yield on state and municipal securities increased 17 basis points to 2.39% for the three months ended June 30, 2019 from 2.22% for the three months ended June 30, 2018, as lower yielding state and municipal securities matured and were replaced by modestly higher yielding state and municipal securities. Interest income on Fed Funds sold increased $12,000, or 109.1%, to $23,000 for the three months ended June 30, 2019 from $11,000 for the three months ended June 30, 2018. The increase in Fed Funds sold was attributable to an increase in the average yield on Fed Funds sold of 51 basis points to 1.86% during the quarter ended June 30, 2019 as compared to 1.35% for the quarter ended June 30, 2018 due to the Federal Reserve’s increase of the Fed funds rate in addition to an increase in the average balance of Fed Funds sold of $1.8 million, or 56.7%, to $5.0 million for the three months ended June 30, 2019 from $3.2 million for the three months ended June 30, 2018.

Interest Expense. Total interest expense increased $321,000, or 34.9%, to $1.2 million for the quarter ended June 30, 2019 from $919,000 for the quarter ended June 30, 2018. Total interest expense reflected an increase in interest expense on deposits of $257,000 and an increase in interest expense on borrowings of $64,000 when comparing the quarters ended June 30, 2019 and 2018. The total interest expense reflected an increase in the average cost of interest-bearing liabilities of 43 basis points from 1.35% for the three months ended June 30, 2018 to 1.78% for the three months ended June 30, 2019, in addition to an increase of $7.0 million in average interest-bearing liabilities.

Interest expense on deposits increased $257,000, or 42.6%, to $860,000 for the three months ended June 30, 2019 from $603,000 for the three months ended June 30, 2018. The average cost of deposits increased to 1.59% for the three months ended June 30, 2019 from 1.16% for the three months ended June 30, 2018, primarily reflecting increases in the average cost of our higher rate promotional certificates of deposit and money market accounts offered during the second quarter of 2019. The average balance of deposits increased $7.9 million, or 3.8%, from $208.7 million for the three months ended June 30, 2018 to $216.6 million for the three months ended June 30, 2019 due to higher rate promotional certificates of deposit offered in the second quarter of 2019. The average cost of certificates of deposit (including individual retirement accounts) increased to 2.18% for the three months ended June 30, 2019 from 1.63% for the three months ended June 30, 2018, in addition to an increase in the average balance of these accounts by $16.1 million to $131.2 million for the three months ended June 30, 2019 from $115.1 million for the three months ended June 30, 2018. The average cost of transaction accounts, our core non-time deposit accounts, increased by seven basis points to 0.60% for the three months ended June 30, 2019 from 0.53% for the three months ended June 30, 2018 primarily due to promotional savings and money market, offset by a decrease in the average balance of transaction accounts which decreased by $6.3 million to $96.4 million for the three months ended June 30, 2019 from $102.7 million for the three months ended June 30, 2018.

At June 30, 2019, we had $47.2 million of certificates of deposit, including individual retirement accounts, scheduled to mature throughout the remainder of 2019. Based on current market interest rates, we expect that the cost of these deposits upon renewal will be at a moderately higher cost to us than their current contractual rates.

Interest expense on borrowings increased $64,000 from $316,000 for the quarter ended June 30, 2018 to $380,000 for the quarter ended June 30, 2019, due to an increase in the average cost of these funds from 1.99% for the three months ended June 30, 2018 to 2.43% for the three months ended June 30, 2019 as a result of an increase in market interest rates, partially offset by a $859,000 decrease in our average balance of borrowings with the Federal Home Loan Bank from $63.4 million for the three months ended June 30, 2018 to $62.6 million for the three months ended June 30, 2019.

Net Interest Income. Net interest income decreased $98,000, or 4.6%, to $2.0 million for the quarter ended June 30, 2019 as compared to $2.1 million for the quarter ended June 30, 2018. Net interest income decreased primarily due to an increase in the average balance of our interest bearing liabilities, specifically certificates of deposit in addition to increases in the average cost of our certificates of deposit and money market accounts, partially offset by a higher average balance and average yield on our overall loan portfolio when comparing the quarter ended June 30, 2019 to the same period in 2018. Our net interest rate spread decreased 27 basis points to 2.41% for the quarter ended June 30, 2019 from 2.68% for the quarter ended June 30, 2018. There was a 43 basis point increase in the average cost of our interest-bearing liabilities from 1.35% for the three months ended June 30, 2018 to 1.78% for the three months ended June 30, 2019, partially offset by a 16 basis point increase in the average yield on our interest-earning assets to 4.19% for the three months ended June 30, 2019 from 4.03% for the three months ended June 30, 2018. Our net interest margin decreased 21 basis points to 2.61% during the three months ended June 30, 2019 from 2.82% during the three months ended June 30, 2018.

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

Based on our evaluation of the above factors, we recorded a $25,000 provision for loan losses for the quarter ended June 30, 2019 as compared to a $75,000 provision for loan losses for the quarter ended June 30, 2018. The decrease in the provision for loan losses for the three months ended June 30, 2019 was the result of a decrease in the general provision due to a decrease in residential mortgage loan volume, partially offset by an increase in the specific provision when comparing the three months ended June 30, 2019 and June 30, 2018. The increase in the specific provision was due to an increase in loans rated special mention and substandard which were classified as such during the three months ended June 30, 2019. The allowance for loan losses was $1.7 million, or 0.59% of net loans outstanding at June 30, 2019 compared to $1.4 million, or 0.52% of net loans outstanding, at June 30, 2018. The allowance for loan losses was $1.6 million, or 0.55% of net loans outstanding at December 31, 2018.

Other Income. Other income decreased by $211,000, or 34.3%, to $404,000 for the three months ended June 30, 2019 compared to $615,000 for the three months ended June 30, 2018. The decrease in other income was primarily attributable to decreases in realized gains on sales of loans, mortgage fee income, and fee income. Realized gains on sales of loans decreased $117,000, or 40.5%, to $172,000 for the three months ended June 30, 2019 from $289,000 for the three months ended June 30, 2018. The decrease in realized gains on sales of loans was primarily due to lower volume of residential mortgage loans sold in the second quarter of 2019 compared to the second quarter of 2018. Mortgage fee income decreased by $64,000, or 32.7%, to $132,000 for the three months ended June 30, 2019 compared to $196,000 for the three months ended June 30, 2018 due to lower volume of residential mortgage loans originated in the second quarter of 2019 compared to the second quarter of 2018. Fee income from Fairport Wealth Management decreased by $28,000, or 82.4%, to $6,000 for the three months ended June 30, 2019 from $34,000 for the three months ended June 30, 2018 due to a decrease in non-deposit investment product sales in the second quarter of 2019 compared to the second quarter of 2018.

Other Expense. Other expense decreased $118,000, or 4.6%, to $2.5 million for the three months ended June 30, 2019 from $2.6 million for the three months ended June 30, 2018. The decrease in other expense was primarily due to decreases in salaries and employee benefits of $62,000 and advertising of $32,000. Salaries and employee benefits decreased $62,000, or 4.0%, to $1.5 million for the three months ended June 30, 2019 from $1.6 million for the three months ended June 30, 2018 due to a decrease in commission expense due to lower volume of residential mortgage loan originations in the second quarter of 2019 compared to the second quarter of 2018. Advertising decreased $32,000, or 54.2%, to $27,000 for the three months ended June 30, 2019 from $59,000 for the three months ended June 30, 2018 due to the timing of advertising campaigns when comparing the second quarter of 2019 to the second quarter of 2018.

Income Taxes. Income tax expense decreased $25,000, or 166.7%, to a benefit of $(10,000) for the three months ended June 30, 2019 from $15,000 for the three months ended June 30, 2018. The decrease in income tax expense for the three months ended June 30, 2019 as compared to the same period in 2018 was due to lower income before income taxes. The effective tax rate was 17.2% for the three months ended June 30, 2019 compared to 18.1% for the three months ended June 30, 2018.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018

General. Net income decreased $181,000, or 127.5%, to a loss of $(39,000) for the six months ended June 30, 2019 from $142,000 for the six months ended June 30, 2018. The year-over-year six month decrease was attributable to decreases in other income of $485,000 and net interest income of $145,000, partially offset by decreases in other expense of $358,000, provision for loan losses of $50,000, and provision for income taxes of $41,000.

Interest and Dividend Income. Total interest and dividend income increased $527,000, or 8.7%, to $6.6 million for the six months ended June 30, 2019 from $6.1 million for the six months ended June 30, 2018. The increase resulted from a $12.8 million year-over-year six month increase in average interest-earning assets, primarily residential mortgage and commercial real estate loans, and a 17 basis point increase in the average yield earned on interest-earning assets from 4.02% for the six months ended June 30, 2018 to 4.19% for the six months ended June 30, 2019 due to rising interest rates.

Interest income on loans increased $460,000, or 8.1%, to $6.2 million for the six months ended June 30, 2019 from $5.7 million for the six months ended June 30, 2018, reflecting a $11.4 million increase in the average balance of loans to $282.5 million for the six months ended June 30, 2019 from $271.1 million for the six months ended June 30, 2018, in addition to a 15 basis point increase in the average yield earned on loans for the six months ended June 30, 2019 as compared to the same period in 2018. The increase in the average balance of loans was due to our focus on increasing our residential mortgage and commercial loan portfolios during the six months ended June 30, 2019 as compared to the same period in 2018. The average yield on loans increased to 4.37% for the six months ended June 30, 2019 from 4.22% for the six months ended June 30, 2018, reflecting increases in market interest rates on new loan products, primarily residential mortgages, commercial mortgages, and home equity lines of credit, in addition to upward repricing for adjustable rate loans in a rising interest rate environment.

Interest income on taxable investment securities increased $57,000, or 29.8%, to $248,000 for the six months ended June 30, 2019 from $191,000 for the six months ended June 30, 2018. The average balance of taxable investment securities increased $2.0 million, or 15.0%, to $15.7 million for the six months ended June 30, 2019 from $13.6 million for the six months ended June 30, 2018. The average yield on taxable investment securities increased 36 basis points to 3.16% during the six months ended June 30, 2019 as compared to 2.80% for the six months ended June 30, 2018 due to new purchases of moderately higher-yielding investment securities. Interest income on mortgage-backed securities decreased $19,000, or 25.3%, to $56,000 for the six months ended June 30, 2019, from $75,000 for the six months ended June 30, 2018. The average balance of mortgage-backed securities decreased $2.1 million, or 26.2%, to $5.9 million for the six months ended June 30, 2019 from $8.0 million for the six months ended June 30, 2018. The average yield on mortgage-backed securities increased two basis points to 1.89% for the six months ended June 30, 2019 from 1.87% for the six months ended June 30, 2018 primarily due to slower prepayment speeds on the pools of mortgage-backed securities held in portfolio during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. A portion of the cash flow from these investment and mortgage-backed securities was redeployed to fund loan growth. Interest income on tax-exempt state and municipal securities remained unchanged at $52,000 for the six months ended June 30, 2019 and 2018. The average balance of state and municipal securities decreased by $376,000, or 6.3%, from $6.0 million for the six months ended June 30, 2018 to $5.6 million for the six months ended June 30, 2019. The average tax equivalent yield on state and municipal securities increased 14 basis points to 2.35% for the six months ended June 30, 2019 from 2.21% for the six months ended June 30, 2018, as lower yielding state and municipal securities matured and were replaced by modestly higher yielding state and municipal securities. Interest income on Fed Funds sold increased $29,000, or 138.1%, to $50,000 for the six months ended June 30, 2019 from $21,000 for the six months ended June 30, 2018. The increase in Fed Funds sold was attributable to an increase in the average yield on Fed Funds sold of 65 basis points to 1.99% during the six months ended June 30, 2019 as compared to 1.34% for the six months ended June 30, 2018 due to the Federal Reserve’s increase of the Fed funds rate in addition to an increase in the average balance of Fed Funds sold of $1.9 million, or 59.8%, to $5.0 million for the six months ended June 30, 2019 from $3.1 million for the six months ended June 30, 2018.

Interest Expense. Total interest expense increased $672,000, or 38.1%, to $2.4 million for the six months ended June 30, 2019 from $1.8 million for the six months ended June 30, 2018. Total interest expense reflected an increase in interest expense on deposits of $478,000 and an increase in interest expense on borrowings of $194,000 when comparing the six months ended June 30, 2019 and 2018. The total interest expense reflected an increase in the average cost of interest-bearing liabilities of 44 basis points from 1.30% for the six months ended June 30, 2018 to 1.74% for the six months ended June 30, 2019, in addition to an increase of $9.7 million in average interest-bearing liabilities.

Interest expense on deposits increased $478,000, or 41.0%, to $1.6 million for the six months ended June 30, 2019 from $1.2 million for the six months ended June 30, 2018. The average cost of deposits increased to 1.53% for the six months ended June 30, 2019 from 1.12% for the six months ended June 30, 2018, primarily reflecting increases in the average cost of our higher rate promotional certificates of deposit and money market accounts offered during the first six months of 2019. The average balance of deposits increased $6.8 million, or 3.3%, from $207.8 million for the six months ended June 30, 2018 to $214.7 million for the six months ended June 30, 2019 also primarily due to higher rate promotional certificates of deposit offered in the first six months of 2019. The average cost of certificates of deposit (including individual retirement accounts) increased to 2.10% for the six months ended June 30, 2019 from 1.58% for the six months ended June 30, 2018, in addition to an increase in the average balance of these accounts by $15.0 million to $129.9 million for the six months ended June 30, 2019 from $114.9 million for the six months ended June 30, 2018. The average cost of transaction accounts, our core non-time deposit accounts, increased eight basis points to 0.59% for the six months ended June 30, 2019 from 0.51% for the six months ended June 30, 2018 primarily due to promotional savings and money market accounts, offset by a decrease in the average balance of transaction accounts which decreased by $6.1 million to $95.3 million for the six months ended June 30, 2019 from $101.4 million for the six months ended June 30, 2018.

Interest expense on borrowings increased $194,000 from $597,000 for the six months ended June 30, 2018 to $791,000 for the six months ended June 30, 2019, due to a $2.8 million increase in our average balance of borrowings with the Federal Home Loan Bank from $62.8 million for the six months ended June 30, 2018 to $65.6 million for the six months ended June 30, 2019 in order to fund loans, along with an increase in the average cost of these funds from 1.90% for the six months ended June 30, 2018 to 2.41% for the six months ended June 30, 2019 as a result of an increase in market interest rates.

Net Interest Income. Net interest income decreased $145,000, or 3.4%, to $4.1 million for the six months ended June 30, 2019 as compared to $4.3 million for the six months ended June 30, 2018. Net interest income decreased primarily due to an increase in the average balance and average cost of our interest-bearing liabilities, primarily certificates of deposit and FHLB borrowings, partially offset by a higher average balance and average yield on our overall loan portfolio when comparing the six months ended June 30, 2019 to the same period in 2018. Our net interest rate spread decreased 27 basis points to 2.45% for the six months ended June 30, 2019 from 2.72% for the six months ended June 30, 2018. There was a 44 basis point increase in the average cost of our interest-bearing liabilities from 1.30% for the six months ended June 30, 2018 to 1.74% for the six months ended June 30, 2019, partially offset by a 17 basis point increase in the average yield on our interest-earning assets to 4.19% for the six months ended June 30, 2019 from 4.02% for the six months ended June 30, 2018. Our net interest margin decreased 21 basis points to 2.64% during the six months ended June 30, 2019 from 2.85% during the six months ended June 30, 2018.

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

Based on our evaluation of the above factors, we recorded a $100,000 provision for loan losses for the six months ended June 30, 2019 as compared to a $150,000 provision for loan losses for the six months ended June 30, 2018. The decrease in the provision for loan losses for the six months ended June 30, 2019 was the result of a decrease in the general provision due to a decrease in residential mortgage loan volume, partially offset by an increase in the specific provision when comparing the six months ended June 30, 2019 and June 30, 2018. The increase in the specific provision was due to an increase in loans rated special mention and substandard which were classified as such during the six months ended June 30, 2019.The allowance for loan losses was $1.7 million, or 0.59% of net loans outstanding at June 30, 2019 compared to $1.4 million, or 0.52% of net loans outstanding, at June 30, 2018. The allowance for loan losses was $1.6 million, or 0.55% of net loans outstanding at December 31, 2018.

Other Income. Other income decreased by $485,000, or 37.8%, to $798,000 for the six months ended June 30, 2019 compared to $1.3 million for the six months ended June 30, 2018. The decrease in other income was primarily attributable to decreases in realized gains on sales of loans, mortgage fee income, and fee income. Realized gains on sales of loans decreased $295,000, or 46.3%, to $342,000 for the six months ended June 30, 2019 from $637,000 for the six months ended June 30, 2018. The decrease in realized gains on sales of loans was primarily due to lower volume of residential mortgage loans sold during the first six months of 2019 compared to the first six months of 2018. Mortgage fee income decreased by $100,000, or 27.0%, to $270,000 for the six months ended June 30, 2019 compared to $370,000 for the six months ended June 30, 2018 due to lower volume of residential mortgage loans originated during the first six months of 2019 compared to the first six months of 2018. Fee income from Fairport Wealth Management decreased by $63,000, or 86.3%, to $10,000 for the six months ended June 30, 2019 from $73,000 for the six months ended June 30, 2018 due to a decrease in non-deposit investment product sales in the first six months of 2019 compared to the first six months of 2018.

Other Expense. Other expense decreased $358,000, or 6.8%, to $4.9 million for the six months ended June 30, 2019 from $5.2 million for the six months ended June 30, 2018. The decrease in other expense was primarily due to decreases in salaries and employee benefits of $227,000, other miscellaneous expenses of $51,000, and advertising of $50,000. Salaries and employee benefits decreased $227,000, or 7.1%, to $3.0 million for the six months ended June 30, 2019 from $3.2 million for the six months ended June 30, 2018 due to a decrease in commission expense due to lower volume of residential mortgage loan originations during the first six months of 2019 compared to the first six months of 2018. Other miscellaneous expense decreased $51,000, or 12.8%, to $348,000 for the six months ended June 30, 2019 from $399,000 for the six months ended June 30, 2018 due to a $33,000 decrease in legal fees in the first six months of 2019 compared to the first six months of 2018. Advertising decreased $50,000, or 54.4%, to $42,000 for the six months ended June 30, 2019 from $92,000 for the six months ended June 30, 2018 due to the timing of advertising campaigns when comparing the first six months of 2019 to the first six months of 2018.

Income Taxes. Income tax expense decreased $41,000, or 124.2%, to a benefit of $(8,000) for the six months ended June 31, 2019 from $33,000 for the six months ended June 30, 2018. The decrease in income tax expense for the six months ended June 30, 2019 as compared to the same period in 2018 was due to lower income before income taxes. The effective tax rate was 17.0% for the six months ended June 30, 2019 compared to 18.9% for the six months ended June 30, 2018.

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

	For the three months ended June 30,
	2019			2018
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost(5)	Balance	Interest	Cost(5)
Interest-earning assets:
Loans	$282,007	$3,082	4.37%	$273,137	$2,887	4.23%
Federal funds sold	5,006	23	1.86	3,194	11	1.35
Taxable investment securities	15,765	121	3.07	13,744	97	2.81
Mortgage-backed securities	5,672	27	1.90	7,764	35	1.82
State and municipal securities(1)	5,587	33	2.39	5,994	33	2.22
Total interest-earning assets	$314,037	$3,286	4.19%	$303,833	$3,063	4.03%
Noninterest-earning assets:
Other assets	$12,143			$10,879
Total assets	$326,180			$314,712
Interest-bearing liabilities:
NOW accounts	$29,374	$22	0.30%	$30,410	$24	0.32%
Passbook savings	26,184	42	0.64	28,643	39	0.54
Money market savings	29,825	80	1.08	34,582	72	0.84
Individual retirement accounts	6,658	28	1.70	6,854	21	1.22
Certificates of deposit	124,532	688	2.21	108,225	447	1.65
Federal Home Loan Bank advances	62,550	380	2.43	63,409	316	1.99
Total interest-bearing liabilities	$279,123	$1,240	1.78%	$272,123	$919	1.35%
Noninterest-bearing liabilities:
Demand deposits	$11,061			$9,068
Other liabilities	4,324			2,218
Total liabilities	$294,508			$283,409
Stockholders' equity	$31,672			$31,303
Total liabilities & stockholders' equity	$326,180			$314,712
Net interest income		$2,046			$2,144
Interest rate spread(2)			2.41%			2.68%
Net interest-earning assets(3)	$34,914			$31,710
Net interest margin(4)		2.61%			2.82%
Ratio of average interest-earning assets to average interest-bearing liabilities	112.51%			111.65%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 21% federal tax rate for the quarters ended June 30, 2019 and 2018. The unadjusted average yield on tax-exempt securities was 1.88% and 1.75% for the three months ended June 30, 2019 and 2018, respectively. The unadjusted interest income on tax-exempt securities was $26,000 for the quarters ended June 30, 2019 and 2018.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.
(5)	Annualized

	For the six months ended June 30,
	2019			2018
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost(5)	Balance	Interest	Cost(5)
Interest-earning assets:
Loans	$282,473	$6,173	4.37%	$271,067	$5,713	4.22%
Federal funds sold	5,018	50	1.99	3,141	21	1.34
Taxable investment securities	15,658	248	3.16	13,619	191	2.80
Mortgage-backed securities	5,928	56	1.89	8,030	75	1.87
State and municipal securities(1)	5,590	66	2.35	5,966	66	2.21
Total interest-earning assets	$314,667	$6,593	4.19%	$301,823	$6,066	4.02%
Noninterest-earning assets:
Other assets	$11,103			$10,868
Total assets	$325,770			$312,691
Interest-bearing liabilities:
NOW accounts	$28,922	$43	0.30%	$30,297	$47	0.31%
Passbook savings	26,141	74	0.56	26,727	60	0.45
Money market savings	29,664	162	1.09	35,906	150	0.84
Individual retirement accounts	6,639	53	1.60	6,947	42	1.22
Certificates of deposit	123,297	1,312	2.13	107,946	867	1.61
Federal Home Loan Bank advances	65,586	791	2.41	62,756	597	1.90
Total interest-bearing liabilities	$280,249	$2,435	1.74%	$270,579	$1,763	1.30%
Noninterest-bearing liabilities:
Demand deposits	$10,587			$8,440
Other liabilities	3,337			2,644
Total liabilities	$294,173			$281,663
Stockholders' equity	$31,597			$31,028
Total liabilities & stockholders' equity	$325,770			$312,691
Net interest income		$4,158			$4,303
Interest rate spread(2)			2.45%			2.72%
Net interest-earning assets(3)	$34,418			$31,244
Net interest margin(4)		2.64%			2.85%
Ratio of average interest-earning assets to average interest-bearing liabilities	112.28%			111.55%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 21% federal tax rate for the six months ended June 30, 2019 and 2018. The unadjusted average yield on tax-exempt securities was 1.88% and 1.74% for the six months ended June 30, 2019 and 2018, respectively. The unadjusted interest income on tax-exempt securities was $52,000 for the six months ended June 30, 2019 and 2018.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.
(5)	Annualized

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

	Three months ended June 30,
	2019 vs. 2018
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest and dividend income:
Loans	$97	$98	$195
Federal funds sold	7	5	12
Taxable investment securities	15	9	24
Mortgage-backed securities	(10)	2	(8)
Total interest and dividend income	109	114	223
Interest expense:
NOW accounts	(1)	(1)	(2)
Passbook savings	(3)	6	3
Money market savings	(7)	15	8
Individual retirement accounts	(1)	8	7
Certificates of deposit	74	167	241
Federal home loan bank advances	(4)	68	64
Total interest expense	58	263	321
Net change in net interest income	$51	$(149)	$(98)

	Six months ended June 30,
	2019 vs. 2018
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest and dividend income:
Loans	$249	$211	$460
Federal funds sold	16	13	29
Taxable investment securities	31	26	57
Mortgage-backed securities	(20)	1	(19)
Total interest and dividend income	276	251	527
Interest expense:
NOW accounts	(2)	(2)	(4)
Passbook savings	(1)	15	14
Money market savings	(17)	29	12
Individual retirement accounts	(2)	13	11
Certificates of deposit	136	309	445
Federal home loan bank advances	28	166	194
Total interest expense	142	530	672
Net change in net interest income	$134	$(279)	$(145)

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of nonperforming assets at the indicated dates:

	June 30,	December 31,	June 30,
(Dollars In thousands)	2019	2018	2018
Nonaccrual loans:
Residential mortgage loans	$880	$55	$55
Home equity lines of credit	143	-	-
Commercial real estate loans	248	-	-
Commercial and industrial loans	45	45	-
Total nonaccrual loans	1,316	100	55
Total nonperforming loans	1,316	100	55
Total nonperforming assets	$1,316	$100	$55

Nonperforming loans to total loans	0.47%	0.04%	0.02%
Nonperforming assets to total assets	0.40%	0.03%	0.02%

Nonperforming assets include nonaccrual loans, non-accruing TDRs, and foreclosed real estate. The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. At June 30, 2019 there were no loans that were past due 90 days or more and still accruing interest. Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. At the dates indicated above, the Company had no TDRs outstanding.

As indicated in the table above, nonperforming assets at June 30, 2019 were $1.3 million, an increase of $1.2 million, from $100,000 at December 31, 2018. At June 30, 2019, the Bank had three non-performing residential mortgage loans for $880,000, one non-performing commercial real estate loan for $248,000, one non-performing home equity line of credit for $143,000, and one non-performing commercial and industrial loan for $45,000 and at December 31, 2018, the Company had one non-performing residential mortgage loan for $55,000 and one non-performing commercial and industrial loan for $45,000. At June 30, 2018, the Company had one non-performing residential mortgage loan for $55,000. At the dates indicated above, the Company had no foreclosed real estate.

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the consolidated balance sheet. The allowance for loan losses was $1.7 million at June 30, 2019 and $1.6 million at December 31, 2018. The Company reported an increase in the ratio of the allowance for loan losses to gross loans to 0.59% at June 30, 2019 as compared to 0.55% at December 31, 2018. Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of June 30, 2019.

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

At June 30, 2019, the Company had one commercial real estate loan for $248,000 and one commercial and industrial loan for $45,000 which were deemed to be impaired and at December 31, 2018, the Company did not have loans which were deemed to be impaired.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting. Management has identified potential problem loans totaling $5.3 million as of June 30, 2019 as compared to $4.8 million at December 31, 2018. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired. Total potential problem loans increased between these two dates, as the Company reported an increase of $1.1 million in loans rated special mention, partially offset by a decrease of $315,000 in loans rated substandard. The increase in loans classified as special mention was due to two commercial mortgage loans newly categorized as such during the six months ended June 30, 2019, partially offset by one residential mortgage loan payoff. The commercial real estate loans were not classified as of December 31, 2018. The decrease in loans rated substandard was due to due six mortgage loans paying as agreed, partially offset by the delinquency of three additional mortgage loans during the six months ended June 30, 2019. Based on current information available at June 30, 2019, these loans were re-evaluated for their range of potential losses and reclassified accordingly.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included in our consolidated financial statements.

Our primary sources of funds consist of deposit inflows, loan repayments, borrowings from the Federal Home Loan Bank of New York, maturities and principal repayments of securities, and loan and securities sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 20.0% or greater. For the quarter ended June 30, 2019, our liquidity ratio averaged 32.4%. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2019.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits, short and intermediate-term securities and federal funds sold. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2019, cash and cash equivalents totaled $7.1 million.

At June 30, 2019, we had $13.8 million in loan commitments outstanding. In addition to commitments to originate loans, we had $21.0 million in unused lines of credit outstanding to borrowers. Certificates of deposit (including individual retirement accounts comprised solely of certificates of deposit), due within one year of June 30, 2019 totaled $89.7 million, or 67.4% of our certificates of deposit (including individual retirement accounts) and 38.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, and Federal Home Loan Bank borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing certificates of deposit due on or before June 30, 2020. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provides an additional source of funds. Federal Home Loan Bank borrowings decreased by $13.0 million, to $58.8 million at June 30, 2019, from $71.8 million at December 31, 2018. At June 30, 2019, we had the ability to borrow approximately $167.7 million from the Federal Home Loan Bank of New York, of which $58.8 million had been advanced.

We also have a repurchase agreement with Raymond James providing an additional $10.0 million in liquidity. Funds obtained under the repurchase agreement are secured by the Company’s U.S. Government and agency obligations. There were no advances outstanding under the repurchase agreement at June 30, 2019 and December 31, 2018. In addition to the repurchase agreement with Raymond James, we also have an unsecured line of credit through Atlantic Community Bankers Bank which would provide an additional $5.0 million in liquidity. There were no draws or outstanding balances from the line of credit at June 30, 2019 and December 31, 2018.

Capital

Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2019, Fairport Savings Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. At June 30, 2019, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

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

Fairport Savings Bank’s capital amounts and ratios as of the indicated dates are presented in the following table.

	Actual		Minimum For Capital Adequacy Purposes			Minimum To Be "Well- Capitalized" Under Prompt Corrective Provisions			Well-Capitalized With Buffer
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2019
Total Core Capital (to Risk-Weighted Assets)	$31,268	15.68%	$	³15,954	³8.0%	$	³19,942	³10.0%	$	³20,940	³10.5%
Tier 1 Capital (to Risk-Weighted Assets)	29,607	14.85		³11,965	³6.0		³15,954	³8.0		³16,951	³8.5
Tier 1 Common Equity (to Risk-Weighted Assets)	29,607	14.85		³8,974	³4.5		³12,963	³6.5		³13,960	³7.0
Tier 1 Capital (to Assets)	29,607	9.13		³12,969	³4.0		³16,211	³5.0		³16,211	³5.0
As of December 31, 2018:
Total Core Capital (to Risk-Weighted Assets)	$30,896	15.70%	$	³15,745	³8.0%	$	³19,681	³10.0%	$	³20,665	³10.5%
Tier 1 Capital (to Risk-Weighted Assets)	29,335	14.91		³11,808	³6.0		³15,745	³8.0		³16,729	³8.5
Tier 1 Common Equity (to Risk-Weighted Assets)	29,335	14.91		³8,856	³4.5		³12,793	³6.5		³13,777	³7.0
Tier 1 Capital (to Assets)	29,335	9.07		³12,938	³4.0		³16,173	³5.0		³16,173	³5.0

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

At June 30, 2019 and December 31, 2018, we had $9.3 million and $5.6 million, respectively, of commitments to grant loans, $4.5 million and $4.4 million, respectively, of unadvanced portions of construction loans, and $21.0 million and $18.8 million, respectively, of unfunded commitments under lines of credit. We had three commercial letters of credit for $64,000 at June 30, 2019 and three commercial letters of credit for $64,000 at December 31, 2018.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2019, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

There has been no change in the Company’s internal control over financial reporting during the second quarter of the fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of June 30, 2019, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2019.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 — April 30, 2019	-		$-	-	24,957
May 1 — May 31, 2019	-		$-	-	24,957
June 1 — June 30, 2019	-		$-	-	24,957
Total	-	$		-

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

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101	The following materials from FSB Bancorp, Inc. Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FSB BANCORP, INC.
(registrant)

August 14, 2019	/s/ Kevin D. Maroney
Kevin D. Maroney
President & Chief Executive Officer

August 14, 2019	/s/ Angela M. Krezmer
Angela M. Krezmer
Chief Financial Officer

- 49 -