Form 10-Q
period 2019-09-30
FSB Bancorp, Inc.
filed 2019-11-13
CIK 1667939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, there were 1,940,661 shares issued and outstanding of the registrant’s common stock.

FSB BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

FSB Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2019	2018
ASSETS:
Cash and due from banks	$1,485	$1,581
Interest earning demand deposits	3,731	4,710
Total cash and cash equivalents	5,216	6,291
Available-for-sale securities, at fair value	18,000	18,331
Held-to-maturity securities, at amortized cost (fair value of $6,137 and $6,030, respectively)	6,011	6,052
Investment in restricted stock, at cost	2,961	3,637
Loans held for sale	3,690	2,133
Loans	278,447	283,302
Less: Allowance for loan losses	(1,736)	(1,561)
Loans receivable, net	276,711	281,741
Bank owned life insurance	3,864	3,819
Accrued interest receivable	912	876
Premises and equipment, net	2,506	2,731
Operating lease right-of-use assets	2,199	-
Other assets	2,740	2,658
Total assets	$324,810	$328,269

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Non-interest bearing	$11,401	$10,947
Interest bearing	221,482	211,668
Total deposits	232,883	222,615
Short-term borrowings	2,000	13,750
Long-term borrowings	54,262	58,076
Official bank checks	268	863
Operating lease liabilities	2,401	-
Other liabilities	1,079	1,452
Total liabilities	292,893	296,756
Stockholders' equity:
Preferred stock – par value $0.01; 25,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, par value $0.01; 50,000,000 authorized shares; 1,940,661 shares issued and outstanding	19	19
Paid-in capital	15,998	15,746
Retained earnings	16,175	16,212
Accumulated other comprehensive loss	(20)	(183)
Unearned ESOP shares, at cost	(255)	(281)
Total stockholders’ equity	31,917	31,513
Total liabilities and stockholders' equity	$324,810	$328,269

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Income (Loss)

(Unaudited)

	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	September 30, 2019	September 30, 2018
Interest and dividend income:
Loans, including fees	$3,079	$3,023
Securities:
Taxable	118	105
Tax-exempt	27	26
Mortgage-backed securities	26	28
Other	34	14
Total interest and dividend income	3,284	3,196
Interest expense:
Interest on deposits	924	689
Interest on short-term borrowings	8	43
Interest on long-term borrowings	336	328
Total interest expense	1,268	1,060
Net interest income	2,016	2,136
Provision for loan losses	75	75
Net interest income after provision for loan losses	1,941	2,061
Other income:
Service fees	38	38
Fee income	4	36
Increase in cash surrender value of bank owned life insurance	15	16
Realized gain on sale of loans	278	461
Mortgage fee income	173	218
Other	46	47
Total other income	554	816
Other expense:
Salaries and employee benefits	1,594	1,711
Occupancy	252	268
Data processing costs	124	119
Advertising	21	24
Equipment	132	129
Electronic banking	28	26
Directors’ fees	42	46
Mortgage fees and taxes	75	229
FDIC premium (credit) expense	(2)	31
Audits and tax services	19	70
Professional services	45	64
Other	158	219
Total other expenses	2,488	2,936
Income (loss) before income taxes	7	(59)
Provision (benefit) for income taxes	5	(9)
Net income (loss)	$2	$(50)
Earnings (loss) per common share – basic and diluted	$0.00	$(0.03)

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Income (Loss)

(Unaudited)

	For the nine	For the nine
	months ended	months ended
(In thousands, except per share data)	September 30, 2019	September 30, 2018
Interest and dividend income:
Loans, including fees	$9,252	$8,736
Securities:
Taxable	366	296
Tax-exempt	79	78
Mortgage-backed securities	82	103
Other	84	35
Total interest and dividend income	9,863	9,248
Interest expense:
Interest on deposits	2,568	1,855
Interest on short-term borrowings	125	127
Interest on long-term borrowings	1,010	841
Total interest expense	3,703	2,823
Net interest income	6,160	6,425
Provision for loan losses	175	225
Net interest income after provision for loan losses	5,985	6,200
Other income:
Service fees	104	107
Fee income	14	109
Increase in cash surrender value of bank owned life insurance	45	46
Realized gain on sale of loans	620	1,098
Mortgage fee income	443	588
Other	126	151
Total other income	1,352	2,099
Other expense:
Salaries and employee benefits	4,559	4,903
Occupancy	797	822
Data processing costs	336	323
Advertising	63	116
Equipment	397	412
Electronic banking	81	84
Directors’ fees	145	151
Mortgage fees and taxes	175	344
FDIC premium expense	64	81
Audits and tax services	110	165
Professional services	144	164
Other	506	618
Total other expenses	7,377	8,183
Income (loss) before income taxes	(40)	116
Provision (benefit) for income taxes	(3)	24
Net income (loss)	$(37)	$92
Earnings (loss) per common share – basic and diluted	$(0.02)	$0.05

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the three months ended
(In thousands)	September 30, 2019	September 30, 2018
Net Income (Loss)	$2	$(50)

Other Comprehensive Income (Loss)

Unrealized holding gains (losses) on available-for-sale securities
Unrealized holding gains (losses) arising during the period	26	(25)
Net unrealized gain (loss) on available-for-sale securities	26	(25)

Other comprehensive income (loss), before tax	26	(25)
Tax expense (benefit)	5	(5)
Other comprehensive income (loss), net of tax	21	(20)
Comprehensive income (loss)	$23	$(70)

Tax Expense (Benefit) Allocated to Each Component of Other Comprehensive Income (Loss)
Unrealized holding gains (losses) arising during the period	$5	$(5)
Income tax expense (benefit) related to other comprehensive income (loss)	$5	$(5)

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the nine months ended
(In thousands)	September 30, 2019	September 30, 2018
Net Income (Loss)	$(37)	$92

Other Comprehensive Income (Loss)

Unrealized holding gains (losses) on available-for-sale securities
Unrealized holding gains (losses) arising during the period	206	(148)
Net unrealized gain (loss) on available-for-sale securities	206	(148)

Other comprehensive income (loss), before tax	206	(148)
Tax expense (benefit)	43	(31)
Other comprehensive income (loss), net of tax	163	(117)
Comprehensive income (loss)	$126	$(25)

Tax Expense (Benefit) Allocated to Each Component of Other Comprehensive Income (Loss)
Unrealized holding gains (losses) arising during the period	$43	$(31)
Income tax expense (benefit) related to other comprehensive income (loss)	$43	$(31)

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated Other
	Common	Paid-in	Retained	Comprehensive	Unearned
(In thousands, except share and per share data)	Stock	Capital	Earnings	Loss	ESOP	Total
Three Months Ended September 30, 2019
Balance, July 1, 2019	$19	$15,914	$16,173	$(41)	$(264)	$31,801

Net income	-	-	2	-	-	2

Other comprehensive income, net of tax	-	-	-	21	-	21

ESOP shares committed to be released	-	8	-	-	9	17

Stock-based compensation	-	76	-	-	-	76

Balance, September 30, 2019	$19	$15,998	$16,175	$(20)	$(255)	$31,917

Three Months Ended September 30, 2018
Balance, July 1, 2018	$19	$15,615	$16,219	$(262)	$(298)	$31,293

Net loss	-	-	(50)	-	-	(50)

Other comprehensive loss, net of tax	-	-	-	(20)	-	(20)

ESOP shares committed to be released	-	8	-	-	8	16

Stock-based compensation	-	79	-	-	-	79

Balance, September 30, 2018	$19	$15,702	$16,169	$(282)	$(290)	$31,318

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated Other
	Common	Paid-in	Retained	Comprehensive	Unearned
(In thousands, except share and per share data)	Stock	Capital	Earnings	Loss	ESOP	Total
Nine Months Ended September 30, 2019
Balance, January 1, 2019	$19	$15,746	$16,212	$(183)	$(281)	$31,513

Net loss	-	-	(37)	-	-	(37)

Other comprehensive income, net of tax	-	-	-	163	-	163

ESOP shares committed to be released	-	24	-	-	26	50

Stock-based compensation	-	228	-	-	-	228

Balance, September 30, 2019	$19	$15,998	$16,175	$(20)	$(255)	$31,917

Nine Months Ended September 30, 2018
Balance, January 1, 2018	$19	$15,441	$16,077	$(165)	$(316)	$31,056

Net income	-	-	92	-	-	92

Other comprehensive loss, net of tax	-	-	-	(117)	-	(117)

ESOP shares committed to be released	-	30	-	-	26	56

Stock-based compensation	-	231	-	-	-	231

Balance, September 30, 2018	$19	$15,702	$16,169	$(282)	$(290)	$31,318

The accompanying notes are an integral part of the consolidated financial statements.

FSB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$(37)	$92
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Net amortization of premiums and accretion of discounts on investments	60	68
Gain on sale of loans	(620)	(1,098)
Proceeds from loans sold	27,609	46,229
Loans originated for sale	(28,546)	(47,023)
Amortization of net deferred loan origination costs	-	20
Depreciation and amortization	321	338
Provision for loan losses	175	225
Expense related to ESOP	50	56
Stock-based compensation	228	231
Deferred income tax benefit	(12)	(10)
Earnings on investment in bank owned life insurance	(45)	(46)
Increase in accrued interest receivable	(36)	(112)
Increase in other assets	(82)	(71)
(Decrease) Increase in other liabilities	(203)	154
Net cash flows from operating activities	(1,138)	(947)
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(8,000)	(500)
Proceeds from maturities and calls of securities available-for-sale	6,999	-
Proceeds from principal paydowns on securities available-for-sale	1,495	1,591
Purchases of securities held-to-maturity	-	(415)
Proceeds from maturities and calls of securities held-to-maturity	-	460
Proceeds from principal paydowns on securities held-to-maturity	24	173
Net decrease (increase) in loans	4,855	(16,599)
Purchase of restricted stock	(414)	(1,387)
Redemption of restricted stock	1,090	932
Purchase of premises and equipment	(96)	(127)
Net cash flows from investing activities	5,953	(15,872)
FINANCING ACTIVITIES
Net increase in deposits	10,268	2,693
Proceeds from borrowings	17,646	46,550
Repayments on borrowings	(33,209)	(37,201)
Net (decrease) increase in official bank checks	(595)	345
Net cash flows from financing activities	(5,890)	12,387
Change in cash and cash equivalents	(1,075)	(4,432)
Cash and cash equivalents at beginning of period	6,291	10,397
Cash and cash equivalents at end of period	$5,216	$5,965
CASH PAID DURING THE PERIOD FOR:
Interest	$3,752	$2,761
Income taxes	$-	$336

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). This new guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This ASU will replace the "incurred loss" model under existing guidance with an "expected loss" model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. This ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. This guidance requires adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This ASU was originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted for all companies as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13.  The FASB has proposed an approach that ASU 2016-13 will still be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Company, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  For all other entities, including smaller reporting companies like the Company, ASU 2016-13 will now be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.   For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies).  The FASB is currently in the process of drafting a proposed ASU for this project to be voted upon by FASB members after a 30 day comment period.  The Company is currently a smaller reporting company, and if this proposal is approved and becomes effective, the Company’s expected adoption date for ASU 2016-13 would change from calendar year 2020 to calendar year 2023, including interim periods within those years. The Company is currently evaluating the impact the guidance will have on the Company's consolidated financial statements, and expects an increase in the allowance for credit losses resulting from the change to expected losses for the estimated life of the financial asset, including an allowance for debt securities. The amount of the increase in the allowance for credit losses resulting from the new guidance will be impacted by the portfolio composition and asset quality at the adoption date, as well as economic conditions and forecasts at the time of adoption. The Company is currently running a second model concurrently in 2019 and does not anticipate a material impact to the consolidated financial statements.

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

Following the issuance of ASU No. 2015-05, constituents requested that the FASB provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. Accordingly, because U.S. GAAP do not contain explicit guidance on accounting for such costs, and to address the resulting diversity in practice, the FASB has issued ASU No. 2018-15 to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Note that the guidance on accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU No. 2018-15. The amended guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years.

Note 3: Earnings per Common Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to reflect the assumed exercise and conversion of dilutive stock options and unvested restricted stock. In periods of loss, basic earnings per common share and diluted earnings per share are the same due to the fact that the inclusion of any of the dilutive shares will result in an anti-dilutive impact, driven by the loss. Net income available to common stockholders is net income of the Company. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released. The Company did not grant any restricted stock awards or stock options during the nine months ended September 30, 2019. An aggregate of 20,000 stock options and 8,400 shares of restricted stock were granted to senior management during the nine months ended September 30, 2018. The grants to senior management vest over a five year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2023. Vesting will automatically accelerate in the event of a participant’s death, disability, or involuntary termination following a change in control.

The following tables set forth the calculation of basic and diluted earnings per share.

	Three months ended
	September 30,
(In thousands, except per share data)	2019	2018
Basic and Diluted Earnings (Loss) Per Common Share
Net income (loss) available to common stockholders	$2	$(50)
Weighted average basic common shares outstanding	1,861	1,911
Weighted average diluted common shares outstanding	1,873	1,911
Earnings (loss) per common share – basic and diluted	$0.00	$(0.03)

	Nine months ended
	September 30,
(In thousands, except per share data)	2019	2018
Basic and Diluted Earnings (Loss) Per Common Share
Net income (loss) available to common stockholders	$(37)	$92
Weighted average basic common shares outstanding	1,859	1,909
Weighted average diluted common shares outstanding	1,859	1,909
Earnings (loss) per common share – basic and diluted	$(0.02)	$0.05

Note 4: Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$13,610	$1	$(14)	$13,597
Mortgage-backed securities – residential	4,416	17	(30)	4,403
Total available-for-sale	$18,026	$18	$(44)	$18,000
Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$434	$7	$-	$441
State and municipal securities	5,577	119	-	5,696
Total held-to-maturity	$6,011	$126	$-	$6,137

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
U.S. Government and agency obligations	$12,610	$7	$(162)	$12,455
Mortgage-backed securities – residential	5,953	24	(101)	5,876
Total available-for-sale	$18,563	$31	$(263)	$18,331
Held-to-Maturity Portfolio
Mortgage-backed securities – residential	$458	$6	$(1)	$463
State and municipal securities	5,594	29	(56)	5,567
Total held-to-maturity	$6,052	$35	$(57)	$6,030

The amortized cost and estimated fair value of debt investments at September 30, 2019 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$1,563	$1,565
Due after one year through five years	10,610	10,597	2,418	2,446
Due after five years through ten years	3,000	3,000	1,596	1,685
Sub-total	$13,610	$13,597	$5,577	$5,696
Mortgage-backed securities – residential	4,416	4,403	434	441
Totals	$18,026	$18,000	$6,011	$6,137

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2019
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
U.S. Government and agency obligations	1	$4	$1,000	5	$10	$6,595	6	$14	$7,595
Mortgage-backed securities – residential(1)	1	-	139	4	30	3,162	5	30	3,301
Totals	2	$4	$1,139	9	$40	$9,757	11	$44	$10,896
Held-to-Maturity
Mortgage-backed securities – residential	-	$-	$-	-	$-	$-	-	$-	$-
State and municipal securities(1)	1	-	340	-	-	-	1	-	340
Totals	1	$-	$340	-	$-	$-	1	$-	$340

	December 31, 2018
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
(Dollars in thousands)	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
Available-for-Sale
U.S. Government and agency obligations	-	$-	$-	8	$162	$9,445	8	$162	$9,445
Mortgage-backed securities – residential(1)	1	-	203	4	101	3,749	5	101	3,952
Totals	1	$-	$203	12	$263	$13,194	13	$263	$13,397
Held-to-Maturity
Mortgage-backed securities – residential	-	$-	$-	1	$1	$165	1	$1	$165
State and municipal securities	3	4	1,039	15	52	3,021	18	56	4,060
Totals	3	$4	$1,039	16	$53	$3,186	19	$57	$4,225

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

There were 12 securities in an unrealized loss position at September 30, 2019, of which nine have been in loss positions for a period greater than twelve months and three have been in a loss position for a period less than twelve months. This compares to 32 securities in an unrealized loss position at December 31, 2018, of which 28 had been in loss positions for a period greater than twelve months and four had been in loss positions for a period less than twelve months. These issuing entities are currently rated Aaa by Moody’s Investor Services and AA+ by Standard and Poors. Among the nine securities in loss positions for a period greater than twelve months at September 30, 2019, all were either direct issuances of, or mortgage-backed securities or collateralized mortgage obligations issued by, the following entities sponsored and guaranteed by the United States Government: GNMA, FNMA, and FHLMC. The unrealized losses reflected are primarily attributable to changes in interest rates since the securities were acquired.

Among the three securities in an unrealized loss position at September 30, 2019 for less than twelve months, two were either direct issuances of, or mortgage-backed securities or collateralized mortgage obligations issued by, the following entities sponsored and guaranteed by the United States Government: FAMCA and FHLMC. The remaining security that has been in a loss position for a period less than twelve months was issued by a local municipality. The unrealized loss reflected is primarily attributable to changes in interest rates since the securities were acquired. The Company does not intend to sell these securities, nor is it more likely than not, that the Company will be required to sell these securities prior to recovery of the amortized cost. As such, management does not believe any individual unrealized loss as of September 30, 2019 represents OTTI.

There were no realized gains or losses on sales of securities for the three or nine months ended September 30, 2019 and September 30, 2018.

As of September 30, 2019 and December 31, 2018, no securities were pledged to secure public deposits or for any other purpose required or permitted by law.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of investing in, or originating, these types of investments or loans.

Note 5: Loans

Major classifications of loans at the indicated dates are as follows:

	September 30,	December 31,
(In thousands)	2019	2018
Real estate loans:
Secured by one-to-four family residences	$215,400	$221,602
Secured by multi-family residences	10,973	10,241
Construction	5,706	4,898
Commercial real estate	21,961	22,492
Home equity lines of credit	17,101	16,766
Total real estate loans	271,141	275,999
Commercial and industrial loans	7,296	7,290
Other loans	47	50
Total loans	278,484	283,339
Net deferred loan origination fees	(37)	(37)
Less allowance for loan losses	(1,736)	(1,561)
Loans receivable, net	$276,711	$281,741

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

As of September 30, 2019 and December 31, 2018, residential mortgage loans with a carrying value of $196.2 million and $201.9 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York under a blanket collateral agreement to secure the Company’s line of credit and term borrowings. The Company retains the servicing on conventional fixed-rate mortgage loans sold to Freddie Mac and receives a fee based on the principal balance outstanding. Loans serviced for others totaled $115.7 million and $123.8 million at September 30, 2019 and December 31, 2018, respectively. Loan servicing rights are recorded at fair value when loans are sold with servicing rights retained. The fair value of the mortgage servicing rights (“MSRs”) is determined using a method which utilizes servicing income, discount rates, and prepayment speeds relative to the Bank’s portfolio for MSRs and are amortized over the life of the loan. MSRs amounted to $722,000 and $812,000 at September 30, 2019 and December 31, 2018, respectively, and are included in other assets on the consolidated balance sheets.

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
Other loans

The following tables present the classes of the loan portfolio, not including net deferred loan fees, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of September 30, 2019
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate loans:
Secured by one-to-four family residences	$212,434	$184	$2,782	$-	$215,400
Secured by multi-family residences	10,973	-	-	-	10,973
Construction	5,706	-	-	-	5,706
Commercial real estate	20,061	697	1,203	-	21,961
Home equity lines of credit	16,931	-	170	-	17,101
Total real estate loans	266,105	881	4,155	-	271,141
Commercial & industrial loans	7,221	30	45	-	7,296
Other loans	47	-	-	-	47
Total loans	$273,373	$911	$4,200	$-	$278,484

	As of December 31, 2018
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Real estate loans:
Secured by one-to-four family residences	$218,222	$494	$2,886	$-	$221,602
Secured by multi-family residences	10,241	-	-	-	10,241
Construction	4,898	-	-	-	4,898
Commercial real estate	21,313	931	248	-	22,492
Home equity lines of credit	16,565	-	201	-	16,766
Total real estate loans	271,239	1,425	3,335	-	275,999
Commercial & industrial loans	7,245	-	45	-	7,290
Other loans	50	-	-	-	50
Total loans	$278,534	$1,425	$3,380	$-	$283,339

Commercial real estate loans rated special mention decreased $234,000, or 25.1%, to $697,000 at September 30, 2019 from $931,000 at December 31, 2018 due to two commercial mortgage loans paying as agreed, partially offset by one loan newly categorized as special mention as a result of delinquency during the nine months ended September 30, 2019. Real estate loans secured by one-to four family residences rated special mention decreased $310,000, or 62.8%, to $184,000 at September 30, 2019 from $494,000 at December 31, 2018 due to a mortgage loan payoff, partially offset by the addition of one new loan newly categorized as special mention as a result of delinquency during the nine months ended September 30, 2019. Commercial and industrial loans rated special mention increased $30,000 to $30,000 at September 30, 2019 from $0 at December 31, 2018 due to the addition of two loans newly categorized as special mention as a result of delinquency during the nine months ended September 30, 2019. Commercial real estate loans rated substandard increased $955,000, or 385.1%, to $1.2 million at September 30, 2019 from $248,000 at December 31, 2018 due to one loan becoming downgraded to substandard as a result of delinquency and after an annual financial statement review of the borrower was performed during the nine months ended September 30, 2019.

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

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past due loans, segregated by portfolio segment and class of loans, as of September 30, 2019 and December 31, 2018, are detailed in the following tables:

As of September 30, 2019
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Real estate loans:
Secured by one-to-four family residences	$332	$819	$55	$1,206	$214,194	$215,400
Secured by multi-family residences	-	-	-	-	10,973	10,973
Construction	-	-	-	-	5,706	5,706
Commercial	-	1,653	248	1,901	20,060	21,961
Home equity lines of credit	50	-	-	50	17,051	17,101
Total real estate loans	382	2,472	303	3,157	267,984	271,141
Commercial & industrial loans	30	-	45	75	7,221	7,296
Other loans	-	-	-	-	47	47
Total loans	$412	$2,472	$348	$3,232	$275,252	$278,484

As of December 31, 2018
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Real estate loans:
Secured by one-to-four family residences	$227	$349	$55	$631	$220,971	$221,602
Secured by multi-family residences	-	-	-	-	10,241	10,241
Construction	-	-	-	-	4,898	4,898
Commercial	248	-	-	248	22,244	22,492
Home equity lines of credit	147	-	-	147	16,619	16,766
Total real estate loans	622	349	55	1,026	274,973	275,999
Commercial & industrial loans	-	-	45	45	7,245	7,290
Other loans	-	-	-	-	50	50
Total loans	$622	$349	$100	$1,071	$282,268	$283,339

Real estate loans secured by one-to four family residences 30-59 days past due increased $105,000, or 46.3%, to $332,000 at September 30, 2019 from $227,000 at December 31, 2018 due to the delinquency of three mortgage loans, partially offset by two mortgage loans paying as agreed and one mortgage loan payoff during the nine months ended September 30, 2019. Home equity lines of credit 30-59 days past due decreased $97,000, or 66.0%, to $50,000 at September 30, 2019 from $147,000 at December 31, 2018 due to the one home equity line of credit paying as agreed, partially offset by the delinquency of one home equity line of credit during the nine months ended September 30, 2019. Commercial & industrial loans 30-59 days past due increased $30,000 to $30,000 at September 30, 2019 from $0 at December 31, 2018 due to the delinquency of two commercial & industrial loans during the nine months ended September 30, 2019. Real estate loans secured by one-to four family residences 60-89 days past due increased $470,000, or 134.7%, to $819,000 at September 30, 2019 from $349,000 at December 31, 2018 due to the delinquency of two mortgage loans, partially offset by two mortgage loans paying as agreed during the nine months ended September 30, 2019. Commercial loans 60-89 days past due increased $1.7 million to $1.7 million at September 30, 2019 from $0 at December 31, 2018 due to the delinquency of two commercial loans during the nine months ended September 30, 2019. Commercial loans 90 days and over increased $248,000 to $248,000 at September 30, 2019 from $0 at December 31, 2018 due to the delinquency of one commercial loan during the nine months ended September 30, 2019. This loan was previously classified as 30-59 days delinquent at December 31, 2018.

Nonaccrual loans, segregated by class of loan, were as follows:

	September 30,	December 31,
(In thousands)	2019	2018
Residential mortgage loans:
Secured by one-to-four family residences	$55	$55
	55	55
Commercial loans:
Real estate	944	-
Commercial and industrial loans	45	45
	989	45
Consumer loans:
Home equity lines of credit	-	-
	-	-
Total nonaccrual loans	$1,044	$100

There were no loans that were past due 90 days or more and still accruing interest at September 30, 2019 and December 31, 2018. At September 30, 2019 and December 31, 2018, there were no troubled debt restructurings.

The following table summarizes impaired loans information by portfolio class as of and for the nine months ended September 30, 2019 and as of and for the year ended December 31, 2018:

		As of September 30, 2019
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With an allowance recorded:
Commercial real estate	$944	$944	$180	$950
Commercial & industrial loans	45	45	30	45
Total loans	$989	$989	$210	$995

As of December 31, 2018
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With an allowance recorded:
Commercial real estate	$-	$-	$-	$-
Commercial & industrial loans	-	-	-	-
Total loans	$-	$-	$-	$-

Interest income recognized on impaired loans was immaterial at September 30, 2019.

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

	For the three months ended September 30, 2019
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$805	$74	$20	$482	$105	$125	$50	$1,661
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions (Credits)	20	8	9	(2)	(3)	(1)	44	75
Ending balance	$825	$82	$29	$480	$102	$124	$94	$1,736
Ending balance: related to loans individually evaluated for impairment	-	-	-	180	-	30	-	210
Ending balance: related to loans collectively evaluated for impairment	$825	$82	$29	$300	$102	$94	$94	$1,526
Loans receivables:
Ending balance	$215,400	$10,973	$5,706	$21,961	$17,101	$7,296	$47	$278,484
Ending balance: related to loans individually evaluated for impairment	-	-	-	944	-	45	-	989
Ending balance: related to loans collectively evaluated for impairment	$215,400	$10,973	$5,706	$21,017	$17,101	$7,251	$47	$277,495

	For the three months ended September 30, 2018
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$803	$78	$33	$211	$103	$54	$129	$1,411
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions (Credits)	85	-	(2)	53	1	19	(81)	75
Ending balance	$888	$78	$31	$264	$104	$73	$48	$1,486
Ending balance: related to loans individually evaluated for impairment	-	-	-	-	-	-	-	-
Ending balance: related to loans collectively evaluated for impairment	$888	$78	$31	$264	$104	$73	$48	$1,486
Loans receivables:
Ending balance	$219,841	$10,337	$6,277	$21,650	$17,012	$5,399	$56	$280,572
Ending balance: related to loans individually evaluated for impairment	-	-	-	-	-	-	-	-
Ending balance: related to loans collectively evaluated for impairment	$219,841	$10,337	$6,277	$21,650	$17,012	$5,399	$56	$280,572

	For the nine months ended September 30, 2019
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$866	$77	$24	$284	$103	$97	$110	$1,561
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions (Credits)	(41)	5	5	196	(1)	27	(16)	175
Ending balance	$825	$82	$29	$480	$102	$124	$94	$1,736
Ending balance: related to loans individually evaluated for impairment	-	-	-	180	-	30	-	210
Ending balance: related to loans collectively evaluated for impairment	$825	$82	$29	$300	$102	$94	$94	$1,526
Loans receivables:
Ending balance	$215,400	$10,973	$5,706	$21,961	$17,101	$7,296	$47	$278,484
Ending balance: related to loans individually evaluated for impairment	-	-	-	944	-	45	-	989
Ending balance: related to loans collectively evaluated for impairment	$215,400	$10,973	$5,706	$21,017	$17,101	$7,251	$47	$277,495

	For the nine months ended September 30, 2018
	Secured by	Secured by
	one-to-four	multi-family			Home equity
	family residences	residences	Construction	Commercial	lines of credit	Commercial	Other/
(In thousands)	real estate loans	real estate loans	real estate loans	real estate loans	real estate loans	& industrial	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$816	$80	$54	$148	$107	$47	$9	$1,261
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions (Credits)	72	(2)	(23)	116	(3)	26	39	225
Ending balance	$888	$78	$31	$264	$104	$73	$48	$1,486
Ending balance: related to loans individually evaluated for impairment	-	-	-	-	-	-	-	-
Ending balance: related to loans collectively evaluated for impairment	$888	$78	$31	$264	$104	$73	$48	$1,486
Loans receivables:
Ending balance	$219,841	$10,337	$6,277	$21,650	$17,012	$5,399	$56	$280,572
Ending balance: related to loans individually evaluated for impairment	-	-	-	-	-	-	-	-
Ending balance: related to loans individually evaluated for impairment	$219,841	$10,337	$6,277	$21,650	$17,012	$5,399	$56	$280,572

The Company had no foreclosed real estate at September 30, 2019 or December 31, 2018.

At September 30, 2019, the Company had one commercial real estate loan for $248,000 and one residential real estate loan for $55,000 in the process of foreclosure and at December 31, 2018, the Company had one residential real estate loan for $55,000 in the process of foreclosure.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	September 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale portfolio
U.S. Government and agency obligations	$-	$13,597	$-	$13,597
Mortgage-backed securities – residential	-	4,403	-	4,403
Total available-for-sale securities	$-	$18,000	$-	$18,000

	December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Available-for-sale portfolio
U.S. Government and agency obligations	$-	$12,455	$-	$12,455
Mortgage-backed securities – residential	-	5,876	-	5,876
Total available-for-sale securities	$-	$18,331	$-	$18,331

The Company had the following assets measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$-	$-	$779	$779
Loans held for sale	$-	$3,690	$-	$3,690
Total loans	$-	$3,690	$779	$4,469

	December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$-	$-	$-	$-
Loans held for sale	$-	$2,133	$-	$2,133
Total loans	$-	$2,133	$-	$2,133

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated date:

Quantitative Information about Level 3 Fair Value Measurements
At September 30, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Avg.)
Impaired loans	Appraisal of collateral	Appraisal Adjustments	23.6% - 28.9% (27.3%)
	(Sales Approach)	Costs to Sell	6.1% - 50.7% (19.0%)

There have been no transfers of assets into or out of any fair value measurement level during the nine months ended September 30, 2019.

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

Impaired Loans

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. The Company had no unsecured impaired loans as of September 30, 2019 and December 31, 2018.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		September 30, 2019		December 31, 2018
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and due from banks	1	$1,485	$1,485	$1,581	$1,581
Interest earning demand deposits	1	3,731	3,731	4,710	4,710
Securities - available-for-sale	2	18,000	18,000	18,331	18,331
Securities - held-to-maturity	2	6,011	6,137	6,052	6,030
Investment in restricted stock	2	2,961	2,961	3,637	3,637
Loans held for sale	2	3,690	3,690	2,133	2,133
Loans, net	3	276,711	287,796	281,741	280,173
Accrued interest receivable	1	912	912	876	876

Financial liabilities:
Demand deposits, savings, NOW and MMDA	1	96,799	96,799	98,681	98,681
Time deposits	2	136,084	136,367	123,934	124,182
Borrowings	2	56,262	57,084	71,826	71,086
Accrued interest payable	1	119	119	168	168

Note 8: Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss, net of tax, for the periods indicated are summarized in the table below.

	For the three months ended September 30, 2019
(In thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$(41)	$(41)
Other comprehensive income	21	21
Ending balance	$(20)	$(20)

	For the three months ended September 30, 2018
(In thousands)	Unrealized Losses on Available- for-Sale Securities	Total
Beginning balance	$(262)	$(262)
Other comprehensive loss	(20)	(20)
Ending balance	$(282)	$(282)

	For the nine months ended September 30, 2019
(In thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Beginning balance	$(183)	$(183)
Other comprehensive income	163	163
Ending balance	$(20)	$(20)

	For the nine months ended September 30, 2018
(In thousands)	Unrealized Losses on Available- for-Sale Securities	Total
Beginning balance	$(165)	$(165)
Other comprehensive loss	(117)	(117)
Ending balance	$(282)	$(282)

Note 9: Other Income

The Company has included the following table regarding the Company’s other income for the periods presented. All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Other Income. The following tables present the Company’s sources of Other Income for the three and nine months ended September 30, 2019 and 2018. Items outside the scope of ASC 606 are noted as such.

	For the three	For the three
	months ended	months ended
(In thousands)	September 30, 2019	September 30, 2018
Service fees
Deposit related fees	$18	$18
Insufficient funds fee	20	20
Total service fees	38	38
Fee income
Securities commission income	2	9
Insurance commission income	2	27
Total insurance and securities commission income	4	36
Card income
Debit card interchange fee income	38	37
ATM fees	8	9
Total card income	46	46
Mortgage fee income and realized gain on sales of loans*
Residential mortgage loan origination fees	66	94
Commercial loan fees	33	49
Loan servicing income	74	75
Realized gain on sales of residential mortgage loans	278	461
Total mortgage fee income and realized gain on sales of loans	451	679
Bank owned life insurance	15	16
Other miscellaneous income	-	1
Total non-interest income	$554	$816

*Outside scope of ASC 606

	For the nine months ended	For the nine months ended
(In thousands)	September 30, 2019	September 30, 2018
Service fees
Deposit related fees	$49	$45
Insufficient funds fee	55	62
Total service fees	104	107
Fee income
Securities commission income	6	36
Insurance commission income	8	73
Total insurance and securities commission income	14	109
Card income
Debit card interchange fee income	103	108
ATM fees	23	24
Total card income	126	132
Mortgage fee income and realized gain on sales of loans*
Residential mortgage loan origination fees	156	262
Commercial loan fees	62	81
Loan servicing income	225	245
Realized gain on sales of residential mortgage loans	620	1,051
Realized gain on sale of SBA loan	-	47
Total mortgage fee income and realized gain on sales of loans	1,063	1,686
Bank owned life insurance	45	46
Other miscellaneous income	-	19
Total non-interest income	$1,352	$2,099

*Outside scope of ASC 606

The Company recognizes revenue as it is earned. The following is a discussion of key revenues within the scope of the new revenue guidance:

·	Service fees – Revenue from fees on deposit accounts is earned through the presentation of an individual item for processing for insufficient funds fees or customer initiated activities or passage of time for deposit related fees.

·	Fee income – Fee income is earned through commissions on insurance and securities sales and earned at a point in time.

·	Card income – Card income consists of interchange fees from consumer debit card networks and other card related services. Interchange rates are set by the card networks. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur.

·	Mortgage fee income and realized gain on sales of loans – Revenue from mortgage fee income and realized gain on sales of loans is earned through the origination of residential and commercial mortgage loans and the sales of one-to-four family residential mortgage loans and government guaranteed portions of SBA loans and is recognized as transactions occur.

Note 10: Stock-Based Compensation

A summary of the Company’s stock option activity and related information for its option plans for the nine months ended September 30, 2019 and 2018 is as follows:

	For the nine months ended September 30, 2019
	Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	172,080	$16.82
Grants	-	-
Exercised	-	-
Outstanding at quarter end	172,080	$16.82

Exercisable at quarter end	34,416	$16.82

	For the nine months ended September 30, 2018
	Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	152,080	$16.72
Grants	20,000	17.58
Exercised	-	-
Outstanding at quarter end	172,080	$16.82

Exercisable at quarter end	-	$-

The grants to senior management and directors vest over a five year period in equal annual installments, with the first installment vesting on the first anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2023. Vesting will automatically accelerate in the event of a participant’s death, disability, or involuntary termination following a change in control.

The compensation expense of the awards is based on the fair value of the instruments on the date of grant. The Company recorded compensation expense in the amount of $76,000 for the three months ended September 30, 2019 and $228,000 for the nine months ended September 30, 2019. The Company recorded compensation expense in the amount of $79,000 for the three months ended September 30, 2018 and $231,000 for the nine months ended September 30, 2018.

Note 11: Leases

The Company occupies certain banking and mortgage origination offices under noncancelable operating lease agreements which were not reflected on the consolidated balance sheet at December 31, 2018.  Upon adoption of ASC Topic 842, Leases, on January 1, 2019, the Company recorded an asset of $2.3 million and a corresponding liability in the amount of $2.6 million on the consolidated balance sheets, as a result of recognizing operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets. The Company elected to adopt the transition relief under ASC Topic 842 using the modified retrospective transition method. All lease agreements are accounted for as operating leases. The Company has no unamortized initial direct costs related to the establishment of these lease agreements as of January 1, 2019. We have elected the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption.

Our leases have remaining lease terms that vary from less than one year up to 12 years, some of which include options to extend the leases for various renewal periods. All options to renew are included in the current lease term when we believe it is reasonably certain that the renewal options will be exercised.

The components of the lease expense are as follows:

For the three months
ended September 30,
(In thousands)	2019
Operating lease cost	$97
Short-term lease cost	17
Total	$114

For the nine months
ended September 30,
(In thousands)	2019
Operating lease cost	$291
Short-term lease cost	52
Total	$343

Supplemental cash flow information related to leases was as follows:

For the nine months
ended September 30,
(In thousands)	2019
Cash paid for amount included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$291

Supplemental consolidated balance sheet information related to leases was as follows:

For the nine months
ended September 30,
(In thousands, except lease term and discount rate)	2019
Operating Leases
Operating lease right-of-use assets	$2,199
Operating lease liabilities	$2,401

Weighted Average Remaining Lease Term
Operating Leases	8.8 years

Weighted Average Discount Rate
Operating Leases	3.52%

Maturities of operating lease liabilities were as follows:

Year Ending December 31,
(In thousands)
2019	$79
2020	318
2021	313
2022	252
2023	194
Thereafter	1,245
Total minimum lease payments	$2,401

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

Overview

The following discussion reviews the Company's financial condition at September 30, 2019 and at December 31, 2018 and the results of operations for the three and nine month periods ended September 30, 2019 and 2018. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other period.

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

Our results of operations depend primarily on our net interest income and, to a lesser extent, other income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets (primarily cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of savings accounts, NOW accounts, money market accounts, time deposits and borrowings. Other income consists primarily of realized gains on sale of loans, mortgage fee income, fees and service charges from deposit products, fee income from our financial services subsidiary, earnings on bank owned life insurance and miscellaneous other income. Our results of operations also are affected by our provision for loan losses and other expenses. Other expenses consist primarily of salaries and employee benefits, occupancy, equipment, electronic banking, data processing costs, mortgage fees and taxes, advertising, directors’ fees, FDIC deposit insurance premium expense, audits and tax services, and other miscellaneous expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, government policies and actions of regulatory authorities.

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The most significant accounting policies followed by the Company are presented in FSB Bancorp's Annual Report on Form 10-K filed with the SEC on March 27, 2019. These policies, along with the disclosures presented in the other consolidated financial statement notes filed with the SEC and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, involve the most complex subjective decisions or assessments including our policies with respect to our allowance for loan losses, deferred tax assets and the estimation of fair values for accounting and disclosure purposes. These areas could be the most subject to revision as new information becomes available. There have been no significant changes in application of critical accounting policies during the nine months ended September 30, 2019.

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

Comparison of Financial Condition at September 30, 2019 and at December 31, 2018

Total Assets. Total assets decreased $3.5 million, or 1.1%, to $324.8 million at September 30, 2019 from $328.3 million at December 31, 2018, primarily due to decreases in net loans receivable, cash and cash equivalents, investment in restricted stock, and securities available-for-sale, partially offset by an increase in right of use asset.

Net loans receivable decreased $5.0 million, or 1.8%, to $276.7 million at September 30, 2019 from $281.7 million at December 31, 2018. One-to-four family real estate loans decreased $6.2 million, or 2.8%, to $215.4 million at September 30, 2019 from $221.6 million at December 31, 2018 due to amortization and maturities. The Bank will continue to focus its efforts on loan production as we look to primarily grow our residential mortgage and commercial loan portfolios at a measured pace while still maintaining our strong credit quality and strict underwriting standards. The Bank originated $43.3 million of residential mortgage loans for the nine months ended September 30, 2019 compared to $70.7 million for the nine months ended September 30, 2018. The Bank sold $27.0 million of mortgage loans in the secondary market during the nine months ended September 30, 2019 compared to $44.4 million during the nine months ended September 30, 2018 as a balance sheet management strategy to reduce interest-rate risk. The Bank sold these loans at a gain of $620,000 which was recorded in other income for the nine months ended September 30, 2019 compared to $1.1 million for the nine months ended September 30, 2018. At September 30, 2019, the Bank was servicing $115.7 million in residential mortgage loans sold to Freddie Mac and will realize servicing income on these loans as long as they remain outstanding. At September 30, 2019, the Bank had $3.7 million in loans held for sale, comprised of one- to four-family residential fixed rate conventional, FHA, and USDA mortgage loans originated and closed by the Bank in the third quarter of 2019 that have been committed for sale in the secondary market, and will be delivered and sold in the fourth quarter of 2019. Mortgage servicing rights decreased $91,000, or 11.1%, to $722,000 at September 30, 2019 compared to $812,000 at December 31, 2018, and are included in other assets on the consolidated balance sheets due to an increased number of loan payoffs in addition to a lower volume of loans sold with servicing retained.

Cash and cash equivalents decreased by $1.1 million, or 17.1%, to $5.2 million at September 30, 2019 from $6.3 million at December 31, 2018 due to funding residential and commercial loan originations during the first nine months of 2019.

Investment in restricted stock decreased by $676,000, or 18.6%, to $3.0 million at September 30, 2019 from $3.6 million at December 31, 2018 due to decreased borrowings from the Federal Home Loan Bank of New York.

Securities available-for-sale decreased by $331,000, or 1.8%, to $18.0 million at September 30, 2019 from $18.3 million at December 31, 2018. The decrease was due to principal repayments and calls of $8.5 million and amortization of $43,000, partially offset by purchases of $8.0 million in new securities of U.S. Government and agency obligations and an increase in the fair market value of available-for-sale securities of $206,000 due to the decrease in market interest rates during the first nine months of 2019.

Operating lease right of use asset increased by $2.2 million at September 30, 2019 from $0 at December 31, 2018 due to the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) on January 1, 2019 which requires recognition of operating lease liabilities and operating lease right of use assets associated with lease agreements.

Deposits and Borrowings. Total deposits increased $10.3 million, or 4.6%, to $232.9 million at September 30, 2019 from $222.6 million at December 31, 2018. Certificates of deposit (including individual retirement accounts) increased $12.2 million, or 9.8%, to $136.1 million at September 30, 2019 from $123.9 million at December 31, 2018 due to rate promotions. Transaction accounts decreased $1.9 million, or 1.9%, to $96.8 million at September 30, 2019 from $98.7 million at December 31, 2018. Total borrowings from the Federal Home Loan Bank of New York decreased $15.6 million, or 21.7%, to $56.3 million at September 30, 2019 from $71.8 million at December 31, 2018. Long-term borrowings decreased $3.8 million, or 6.6%, to $54.3 million at September 30, 2019 from $58.1 million at December 31, 2018 due to $11.3 million in principal repayments on our amortizing advances and maturities partially offset by $7.5 million in new advances. The Company decreased its short-term borrowings by $11.8 million, or 85.5%, to $2.0 million at September 30, 2019 compared to $13.8 million at December 31, 2018 due to excess cash as a result of an increase in deposits.

Stockholders’ Equity. Stockholders’ equity increased $404,000, or 1.3%, to $31.9 million at September 30, 2019 from $31.5 million at December 31, 2018. The increase was primarily due to a $228,000 increase in additional paid in capital as a result of stock based compensation, an increase of $50,000 resulting from the release of ESOP shares from the suspense account, and a decrease of $163,000 in accumulated other comprehensive loss due to an increase in the fair market value of our available-for-sale securities during the nine months ended September 30, 2019, partially offset by a $(37,000) net loss.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

General. Net income increased $52,000 to $2,000 for the quarter ended September 30, 2019 from a loss of $(50,000) for the quarter ended September 30, 2018. The quarter-over-quarter increase was attributable to a decrease in other expense of $448,000, partially offset by decreases in other income of $262,000 and net interest income of $120,000, and an increase in provision for income taxes of $14,000.

Interest and Dividend Income. Total interest and dividend income increased $88,000, or 2.8%, to $3.3 million for the quarter ended September 30, 2019 from $3.2 million for the quarter ended September 30, 2018. The increase resulted from a $3.2 million increase quarter over quarter in average interest-earning assets, primarily Fed Funds sold, and a seven basis point increase in the average yield earned on interest-earning assets from 4.10% for the three months ended September 30, 2018 to 4.17% for the three months ended September 30, 2019 due to rising interest rates.

Interest income on loans increased $56,000, or 1.9%, to $3.1 million for the quarter ended September 30, 2019 from $3.0 million for the quarter ended September 30, 2018, reflecting a $137,000 increase in the average balance of loans to $281.6 million for the three months ended September 30, 2019 from $281.5 million for the three months ended September 30, 2018, in addition to a seven basis point increase in the average yield earned on loans for the three months ended September 30, 2019 as compared to the same period in 2018. The average yield on loans increased to 4.37% for the three months ended September 30, 2019 from 4.30% for the three months ended September 30, 2018, reflecting increases in market interest rates on new loan products, primarily residential mortgages, commercial mortgages, and home equity lines of credit, in addition to upward repricing for adjustable rate loans.

Interest income on taxable investment securities increased $13,000, or 12.4%, to $118,000 for the three months ended September 30, 2019 from $105,000 for the three months ended September 30, 2018. The average balance of taxable investment securities increased $2.0 million, or 14.0%, to $16.2 million for the three months ended September 30, 2019 from $14.2 million for the three months ended September 30, 2018. The average yield on taxable investment securities decreased four basis points to 2.92% during the quarter ended September 30, 2019 as compared to 2.96% for the quarter ended September 30, 2018 as new purchases of moderately lower-yielding investment securities replaced calls of higher-yielding investment securities. Interest income on mortgage-backed securities decreased $2,000, or 7.1%, to $26,000 for the three months ended September 30, 2019 from $28,000 for the three months ended September 30, 2018. The average balance of mortgage-backed securities decreased $2.0 million, or 27.7%, to $5.2 million for the three months ended September 30, 2019 from $7.1 million for the three months ended September 30, 2018. The average yield on mortgage-backed securities increased 39 basis points to 1.98% for the three months ended September 30, 2019 from 1.59% for the three months ended September 30, 2018 as a result of slower prepayment speeds on the pools of mortgage-backed securities held in portfolio during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. A portion of the cash flow from these investment and mortgage-backed securities was redeployed to fund loan originations. Interest income on tax-exempt state and municipal securities increased $1,000, or 3.9%, to $27,000 for the three months ended September 30, 2019 from $26,000 for the three months ended September 30, 2018. The average tax equivalent yield on state and municipal securities increased 11 basis points to 2.39% for the three months ended September 30, 2019 from 2.28% for the three months ended September 30, 2018, as lower yielding state and municipal securities matured and were replaced by modestly higher yielding state and municipal securities. The average balance of state and municipal securities decreased by $296,000, or 5.0%, from $5.9 million for the three months ended September 30, 2018 to $5.6 million for the three months ended September 30, 2019. Interest income on Fed Funds sold increased $20,000, or 142.9%, to $34,000 for the three months ended September 30, 2019 from $14,000 for the three months ended September 30, 2018. The increase in Fed Funds sold was attributable to an increase in the average yield on Fed Funds sold of 41 basis points to 2.00% during the quarter ended September 30, 2019 as compared to 1.59% for the quarter ended September 30, 2018 due to the Federal Reserve’s increase of the Fed funds rate in addition to an increase in the average balance of Fed Funds sold of $3.3 million, or 96.0%, to $6.8 million for the three months ended September 30, 2019 from $3.5 million for the three months ended September 30, 2018.

Interest Expense. Total interest expense increased $208,000, or 19.6%, to $1.3 million for the quarter ended September 30, 2019 from $1.1 million for the quarter ended September 30, 2018. Total interest expense reflected an increase in interest expense on deposits of $235,000, partially offset by a decrease in interest expense on borrowings of $27,000 when comparing the quarters ended September 30, 2019 and 2018. The total interest expense reflected an increase in the average cost of interest-bearing liabilities of 29 basis points from 1.53% for the three months ended September 30, 2018 to 1.82% for the three months ended September 30, 2019, in addition to an increase of $567,000 in average interest-bearing liabilities.

Interest expense on deposits increased $235,000, or 34.1%, to $924,000 for the three months ended September 30, 2019 from $689,000 for the three months ended September 30, 2018. The average cost of deposits increased to 1.66% for the three months ended September 30, 2019 from 1.31% for the three months ended September 30, 2018, primarily reflecting increases in the average cost of our higher rate promotional certificates of deposit and savings accounts offered during the third quarter of 2019. The average balance of deposits increased $11.1 million, or 5.3%, from $211.1 million for the three months ended September 30, 2018 to $222.2 million for the three months ended September 30, 2019 due to higher rate promotional certificates of deposit offered in the third quarter of 2019. The average cost of certificates of deposit (including individual retirement accounts) increased to 2.29% for the three months ended September 30, 2019 from 1.77% for the three months ended September 30, 2018, in addition to an increase in the average balance of these accounts by $16.9 million to $134.1 million for the three months ended September 30, 2019 from $117.2 million for the three months ended September 30, 2018. The average cost of transaction accounts, our core non-time deposit accounts, decreased by three basis points to 0.63% for the three months ended September 30, 2019 from 0.66% for the three months ended September 30, 2018 primarily due to a decrease in the average balance of transaction accounts of $4.0 million to $100.3 million for the three months ended September 30, 2019 from $104.3 million for the three months ended September 30, 2018.

At September 30, 2019, we had $25.7 million of certificates of deposit, including individual retirement accounts, scheduled to mature throughout the remainder of 2019. Based on current market interest rates, we expect that the cost of these deposits upon maturity will be at a slightly lower cost, if renewed, than their current contractual rates.

Interest expense on borrowings decreased $27,000, or 7.3%, from $371,000 for the quarter ended September 30, 2018 to $344,000 for the quarter ended September 30, 2019, due to a $10.5 million decrease in our average balance of borrowings with the Federal Home Loan Bank from $67.0 million for the three months ended September 30, 2018 to $56.5 million for the three months ended September 30, 2019, partially offset by an increase in the average cost of these funds from 2.22% for the three months ended September 30, 2018 to 2.44% for the three months ended September 30, 2019 as a result of an increase in market interest rates.

Net Interest Income. Net interest income decreased $120,000, or 5.6%, to $2.0 million for the quarter ended September 30, 2019 as compared to $2.1 million for the quarter ended September 30, 2018. Net interest income decreased primarily due to an increase in the average balance of our interest bearing liabilities, specifically certificates of deposit in addition to increases in the average cost of our certificates of deposit and savings accounts, partially offset by a higher average balance and average yield on our interest-earning assets when comparing the quarter ended September 30, 2019 to the same period in 2018. Our net interest rate spread decreased 23 basis points to 2.35% for the quarter ended September 30, 2019 from 2.58% for the quarter ended September 30, 2018. There was a 29 basis point increase in the average cost of our interest-bearing liabilities from 1.53% for the three months ended September 30, 2018 to 1.82% for the three months ended September 30, 2019, partially offset by a seven basis point increase in the average yield on our interest-earning assets to 4.17% for the three months ended September 30, 2019 from 4.10% for the three months ended September 30, 2018. Our net interest margin decreased 18 basis points to 2.56% during the three months ended September 30, 2019 from 2.74% during the three months ended September 30, 2018.

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

Based on our evaluation of the above factors, we recorded a $75,000 provision for loan losses for the quarters ended September 30, 2019 and 2018. The allowance for loan losses was $1.7 million, or 0.62% of net loans outstanding at September 30, 2019 compared to $1.5 million, or 0.53% of net loans outstanding, at September 30, 2018. The allowance for loan losses was $1.6 million, or 0.55% of net loans outstanding at December 31, 2018.

Other Income. Other income decreased by $262,000, or 32.1%, to $554,000 for the three months ended September 30, 2019 compared to $816,000 for the three months ended September 30, 2018. The decrease in other income was primarily attributable to decreases in realized gains on sales of loans of $183,000, mortgage fee income of $45,000, and fee income of $32,000. Realized gains on sales of loans decreased $183,000, or 39.7%, to $278,000 for the three months ended September 30, 2019 from $461,000 for the three months ended September 30, 2018. The decrease in realized gains on sales of loans was primarily due to lower volume of residential mortgage loans sold in the third quarter of 2019 compared to the third quarter of 2018. Mortgage fee income decreased by $45,000, or 20.6%, to $173,000 for the three months ended September 30, 2019 compared to $218,000 for the three months ended September 30, 2018 due to lower volume of residential mortgage loans originated in the third quarter of 2019 compared to the third quarter of 2018. Fee income from Fairport Wealth Management decreased by $32,000, or 88.9%, to $4,000 for the three months ended September 30, 2019 from $36,000 for the three months ended September 30, 2018 due to a decrease in non-deposit investment product sales in the third quarter of 2019 compared to the third quarter of 2018.

Other Expense. Other expense decreased $448,000, or 15.3%, to $2.5 million for the three months ended September 30, 2019 from $2.9 million for the three months ended September 30, 2018. The decrease in other expense was primarily due to decreases in mortgage fees and taxes of $154,000, salaries and employee benefits of $117,000, other miscellaneous expenses of $61,000, audits and taxes of $51,000, and FDIC premium expense of $33,000. Mortgage fees and taxes decreased $154,000, or 67.3%, to $75,000 for the three months ended September 30, 2019 from $229,000 for the three months ended September 30, 2018 due to a $159,000 change in accounting estimate to adjust the outstanding balance of previously recorded special additional mortgage recording tax credits in 2018. Salaries and employee benefits decreased $117,000, or 6.8%, to $1.6 million for the three months ended September 30, 2019 from $1.7 million for the three months ended September 30, 2018 as a result of a decrease in commission expense due to lower volume of residential loan originations in the third quarter of 2019 compared to the third quarter of 2018. Other miscellaneous expenses decreased $61,000, or 27.9%, to $158,000 for the three months ended September 30, 2019 from $219,000 for the three months ended September 30, 2018 as a result of an increase in legal expenses associated with the Company’s restatement of its 2017 audited consolidated financial statements and its first quarter 2018 unaudited consolidated financial statements as a result of the Company incorrectly claiming a tax credit for residential mortgages on properties located in Erie County in 2018. Audits and taxes decreased $51,000, or 72.9%, to $19,000 for the three months ended September 30, 2019 from $70,000 for the three months ended September 30, 2018 as a result of increased expenses related to the same prior year restatement. FDIC premium expense decreased $33,000, or 106.5%, to a benefit of $(2,000) for the three months ended September 30, 2019 from $31,000 for the three months ended September 30, 2018 as a result of the application of the Bank’s Small Bank Assessment Credits (“credits”) due to the fact that the Deposit Insurance Fund reserve ratio exceeded the 1.38 percent level which allowed the credits to be applied to the Bank’s payment for the second quarter assessment period of 2019 payable in the third quarter of 2019.

Income Taxes. Income tax expense increased $14,000, or 155.6%, to $5,000 for the three months ended September 30, 2019 from a benefit of $(9,000) for the three months ended September 30, 2018. The increase in income tax expense for the three months ended September 30, 2019 as compared to the same period in 2018 was due to higher income before income taxes. The effective tax rate was 71.4% for the three months ended September 30, 2019 compared to 15.3% for the three months ended September 30, 2018. The increase in effective tax rate was due to lower income for the three months ended September 30, 2019 and similar amounts of permanent tax differences compared to the three months ended September 30, 2018.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018

General. Net income decreased $129,000 to a loss of $(37,000) for the nine months ended September 30, 2019 from $92,000 for the nine months ended September 30, 2018. The year-over-year nine month decrease was attributable to decreases in other income of $747,000 and net interest income of $265,000, partially offset by decreases in other expense of $806,000, provision for loan losses of $50,000, and provision for income taxes of $27,000.

Interest and Dividend Income. Total interest and dividend income increased $615,000, or 6.7%, to $9.9 million for the nine months ended September 30, 2019 from $9.2 million for the nine months ended September 30, 2018. The increase resulted from a $9.6 million year-over-year nine month increase in average interest-earning assets, primarily residential mortgage and commercial real estate loans, and a 14 basis point increase in the average yield earned on interest-earning assets from 4.05% for the nine months ended September 30, 2018 to 4.19% for the nine months ended September 30, 2019 due to rising interest rates.

Interest income on loans increased $516,000, or 5.9%, to $9.3 million for the nine months ended September 30, 2019 from $8.7 million for the nine months ended September 30, 2018, reflecting a $7.6 million increase in the average balance of loans to $282.2 million for the nine months ended September 30, 2019 from $274.6 million for the nine months ended September 30, 2018, in addition to a 13 basis point increase in the average yield earned on loans for the nine months ended September 30, 2019 as compared to the same period in 2018. The increase in the average balance of loans was due to our focus on increasing our residential mortgage and commercial loan portfolios during the nine months ended September 30, 2019 as compared to the same period in 2018. The average yield on loans increased to 4.37% for the nine months ended September 30, 2019 from 4.24% for the nine months ended September 30, 2018, reflecting increases in market interest rates on new loan products, primarily residential mortgages, commercial mortgages, and home equity lines of credit, in addition to upward repricing for adjustable rate loans.

Interest income on taxable investment securities increased $70,000, or 23.7%, to $366,000 for the nine months ended September 30, 2019 from $296,000 for the nine months ended September 30, 2018. The average balance of taxable investment securities increased $2.0 million, or 14.6%, to $15.8 million for the nine months ended September 30, 2019 from $13.8 million for the nine months ended September 30, 2018. The average yield on taxable investment securities increased 23 basis points to 3.08% during the nine months ended September 30, 2019 as compared to 2.85% for the nine months ended September 30, 2018 due to new purchases of moderately higher-yielding investment securities. Interest income on mortgage-backed securities decreased $21,000, or 20.4%, to $82,000 for the nine months ended September 30, 2019, from $103,000 for the nine months ended September 30, 2018. The average balance of mortgage-backed securities decreased $2.1 million, or 26.7%, to $5.7 million for the nine months ended September 30, 2019 from $7.7 million for the nine months ended September 30, 2018. The average yield on mortgage-backed securities increased 17 basis points to 1.94% for the nine months ended September 30, 2019 from 1.77% for the nine months ended September 30, 2018 primarily due to slower prepayment speeds on the pools of mortgage-backed securities held in portfolio during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. A portion of the cash flow from these investment and mortgage-backed securities was redeployed to fund loan growth. Interest income on tax-exempt state and municipal securities increased $1,000, or 1.3%, to $79,000 for the nine months ended September 30, 2019 from $78,000 for the nine months ended September 30, 2018. The average tax equivalent yield on state and municipal securities increased 16 basis points to 2.39% for the nine months ended September 30, 2019 from 2.23% for the nine months ended September 30, 2018, as lower yielding state and municipal securities matured and were replaced by modestly higher yielding state and municipal securities. The average balance of state and municipal securities decreased by $349,000, or 5.9%, from $5.9 million for the nine months ended September 30, 2018 to $5.6 million for the nine months ended September 30, 2019. Interest income on Fed Funds sold increased $49,000, or 140.0%, to $84,000 for the nine months ended September 30, 2019 from $35,000 for the nine months ended September 30, 2018. The increase in Fed Funds sold was attributable to an increase in the average yield on Fed Funds sold of 56 basis points to 1.99% during the nine months ended September 30, 2019 as compared to 1.43% for the nine months ended September 30, 2018 due to the Federal Reserve’s increase of the Fed funds rate in addition to an increase in the average balance of Fed Funds sold of $2.4 million, or 72.8%, to $5.6 million for the nine months ended September 30, 2019 from $3.3 million for the nine months ended September 30, 2018.

Interest Expense. Total interest expense increased $880,000, or 31.2%, to $3.7 million for the nine months ended September 30, 2019 from $2.8 million for the nine months ended September 30, 2018. Total interest expense reflected an increase in interest expense on deposits of $713,000 and an increase in interest expense on borrowings of $167,000 when comparing the nine months ended September 30, 2019 and 2018. The total interest expense reflected an increase in the average cost of interest-bearing liabilities of 39 basis points from 1.38% for the nine months ended September 30, 2018 to 1.77% for the nine months ended September 30, 2019, in addition to an increase of $6.6 million in average interest-bearing liabilities.

Interest expense on deposits increased $713,000, or 38.4%, to $2.6 million for the nine months ended September 30, 2019 from $1.9 million for the nine months ended September 30, 2018. The average cost of deposits increased to 1.58% for the nine months ended September 30, 2019 from 1.18% for the nine months ended September 30, 2018, primarily reflecting increases in the average cost of our higher rate promotional certificates of deposit, savings, and money market accounts offered during the first nine months of 2019. The average balance of deposits increased $8.3 million, or 4.0%, from $208.9 million for the nine months ended September 30, 2018 to $217.2 million for the nine months ended September 30, 2019 also primarily due to higher rate promotional certificates of deposit offered in the first nine months of 2019. The average cost of certificates of deposit (including individual retirement accounts) increased to 2.16% for the nine months ended September 30, 2019 from 1.64% for the nine months ended September 30, 2018, in addition to an increase in the average balance of these accounts by $15.7 million to $131.3 million for the nine months ended September 30, 2019 from $115.7 million for the nine months ended September 30, 2018. The average cost of transaction accounts, our core non-time deposit accounts, increased four basis points to 0.60% for the nine months ended September 30, 2019 from 0.56% for the nine months ended September 30, 2018 primarily due to promotional savings and money market accounts, partially offset by a decrease in the average balance of transaction accounts by $5.4 million to $97.0 million for the nine months ended September 30, 2019 from $102.4 million for the nine months ended September 30, 2018.

Interest expense on borrowings increased $167,000, or 17.3%, from $968,000 for the nine months ended September 30, 2018 to $1.1 million for the nine months ended September 30, 2019, due to an increase in the average cost of these funds from 2.01% for the nine months ended September 30, 2018 to 2.42% for the nine months ended September 30, 2019 as a result of an increase in market interest rates, partially offset by a $1.7 million decrease in our average balance of borrowings with the Federal Home Loan Bank from $64.2 million for the nine months ended September 30, 2018 to $62.5 million for the nine months ended September 30, 2019.

Net Interest Income. Net interest income decreased $265,000, or 4.1%, to $6.2 million for the nine months ended September 30, 2019 as compared to $6.4 million for the nine months ended September 30, 2018. Net interest income decreased primarily due to an increase in the average balance and average cost of our interest-bearing liabilities, primarily certificates of deposit and FHLB borrowings, partially offset by a higher average balance and average yield on our interest-earning assets when comparing the nine months ended September 30, 2019 to the same period in 2018. Our net interest rate spread decreased 25 basis points to 2.42% for the nine months ended September 30, 2019 from 2.67% for the nine months ended September 30, 2018. There was a 39 basis point increase in the average cost of our interest-bearing liabilities from 1.38% for the nine months ended September 30, 2018 to 1.77% for the nine months ended September 30, 2019, partially offset by a 14 basis point increase in the average yield on our interest-earning assets to 4.19% for the nine months ended September 30, 2019 from 4.05% for the nine months ended September 30, 2018. Our net interest margin decreased 20 basis points to 2.62% during the nine months ended September 30, 2019 from 2.82% during the nine months ended September 30, 2018.

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

Based on our evaluation of the above factors, we recorded a $175,000 provision for loan losses for the nine months ended September 30, 2019 as compared to a $225,000 provision for loan losses for the nine months ended September 30, 2018. The decrease in the provision for loan losses for the nine months ended September 30, 2019 was the result of a decrease in the general provision due to lower residential and commercial loan volume when comparing the nine months ended September 30, 2019 and September 30, 2018. The provision for loan losses decreased in the nine months ended September 30, 2019 due to lower origination volume as compared to the same period in 2018 even though the average balance of loans increased modestly. The allowance for loan losses was $1.7 million, or 0.62% of net loans outstanding at September 30, 2019 compared to $1.5 million, or 0.53% of net loans outstanding, at September 30, 2018. The allowance for loan losses was $1.6 million, or 0.55% of net loans outstanding at December 31, 2018.

Other Income. Other income decreased by $747,000, or 35.6%, to $1.4 million for the nine months ended September 30, 2019 compared to $2.1 million for the nine months ended September 30, 2018. The decrease in other income was primarily attributable to decreases in realized gains on sales of loans of $478,000, mortgage fee income of $145,000, and fee income of $95,000. Realized gains on sales of loans decreased $478,000, or 43.5%, to $620,000 for the nine months ended September 30, 2019 from $1.1 million for the nine months ended September 30, 2018. The decrease in realized gains on sales of loans was primarily due to lower volume of residential mortgage loans sold during the first nine months of 2019 compared to the first nine months of 2018. Mortgage fee income decreased by $145,000, or 24.7%, to $443,000 for the nine months ended September 30, 2019 compared to $588,000 for the nine months ended September 30, 2018 due to lower volume of residential mortgage loans originated during the first nine months of 2019 compared to the first nine months of 2018. Fee income from Fairport Wealth Management decreased by $95,000, or 87.2%, to $14,000 for the nine months ended September 30, 2019 from $109,000 for the nine months ended September 30, 2018 due to a decrease in non-deposit investment product sales in the first nine months of 2019 compared to the first nine months of 2018.

Other Expense. Other expense decreased $806,000, or 9.9%, to $7.4 million for the nine months ended September 30, 2019 from $8.2 million for the nine months ended September 30, 2018. The decrease in other expense was primarily due to decreases in salaries and employee benefits of $344,000, mortgage fees and taxes of $169,000, other miscellaneous expenses of $112,000, audits and taxes of $55,000, and advertising of $53,000. Salaries and employee benefits decreased $344,000, or 7.0%, to $4.6 million for the nine months ended September 30, 2019 from $4.9 million for the nine months ended September 30, 2018 due to a decrease in commission expense due to lower volume of residential mortgage loan originations during the first nine months of 2019 compared to the first nine months of 2018. Mortgage fees and taxes decreased $169,000, or 49.1%, to $175,000 for the nine months ended September 30, 2019 from $344,000 for the nine months ended September 30, 2018 due to a $159,000 change in accounting estimate in 2018. Other miscellaneous expense decreased $112,000, or 18.1%, to $506,000 for the nine months ended September 30, 2019 from $618,000 for the nine months ended September 30, 2018 due to a $71,000 decrease in legal fees in the first nine months of 2019 compared to the first nine months of 2018. Audits and tax services decreased $55,000, or 33.3%, to $110,000 for the nine months ended September 30, 2019 from $165,000 for the nine months ended September 30, 2018 as a result of increased expenses related to the Company’s restatement of its 2017 audited consolidated financial statements and its first quarter 2018 unaudited consolidated financial statements in 2018. Advertising decreased $53,000, or 45.7%, to $63,000 for the nine months ended September 30, 2019 from $116,000 for the nine months ended September 30, 2018 due to the timing of advertising campaigns when comparing the first nine months of 2019 to the first nine months of 2018.

Income Taxes. Income tax expense decreased $27,000 to a benefit of $(3,000) for the nine months ended September 30, 2019 from $24,000 for the nine months ended September 30, 2018. The decrease in income tax expense for the nine months ended September 30, 2019 as compared to the same period in 2018 was due to lower income before income taxes. The effective tax rate was 7.5% for the nine months ended September 30, 2019 compared to 20.7% for the nine months ended September 30, 2018. The decrease in the effective tax rate was due to lower income before income taxes.

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

	For the three months ended September 30,
	2019			2018
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost(5)	Balance	Interest	Cost(5)
Interest-earning assets:
Loans	$281,628	$3,079	4.37%	$281,491	$3,023	4.30%
Federal funds sold	6,812	34	2.00	3,476	14	1.59
Taxable investment securities	16,179	118	2.92	14,196	105	2.96
Mortgage-backed securities	5,163	26	1.98	7,144	28	1.59
State and municipal securities(1)	5,581	33	2.39	5,877	33	2.28
Total interest-earning assets	$315,363	$3,290	4.17%	$312,184	$3,203	4.10%
Noninterest-earning assets:
Other assets	$11,858			$10,159
Total assets	$327,221			$322,343
Interest-bearing liabilities:
NOW accounts	$29,874	$23	0.31%	$30,456	$23	0.30%
Passbook savings	26,605	51	0.77	29,850	51	0.68
Money market savings	31,575	84	1.07	33,576	98	1.17
Individual retirement accounts	6,900	31	1.82	6,684	21	1.27
Certificates of deposit	127,202	735	2.31	110,489	496	1.80
Federal Home Loan Bank advances	56,508	344	2.44	67,042	371	2.22
Total interest-bearing liabilities	$278,664	$1,268	1.82%	$278,097	$1,060	1.53%
Noninterest-bearing liabilities:
Demand deposits	$12,272			$10,413
Other liabilities	4,408			2,545
Total liabilities	$295,344			$291,055
Stockholders' equity	$31,876			$31,288
Total liabilities & stockholders' equity	$327,220			$322,343
Net interest income		$2,022			$2,143
Interest rate spread(2)			2.35%			2.57%
Net interest-earning assets(3)	$36,699			$34,087
Net interest margin(4)		2.56%			2.74%
Ratio of average interest-earning assets to average interest-bearing liabilities	113.17%			112.26%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 21% federal tax rate for the quarters ended September 30, 2019 and 2018. The unadjusted average yield on tax-exempt securities was 1.89% and 1.80% for the three months ended September 30, 2019 and 2018, respectively. The unadjusted interest income on tax-exempt securities was $27,000 for the quarter ended September 30, 2019 and $26,000 for the quarter ended September 30, 2018.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.
(5)	Annualized

	For the nine months ended September 30,
	2019			2018
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost(5)	Balance	Interest	Cost(5)
Interest-earning assets:
Loans	$282,188	$9,252	4.37%	$274,580	$8,736	4.24%
Federal funds sold	5,623	84	1.99	3,254	35	1.43
Taxable investment securities	15,834	366	3.08	13,813	296	2.85
Mortgage-backed securities	5,670	82	1.94	7,731	103	1.77
State and municipal securities(1)	5,587	100	2.39	5,936	99	2.23
Total interest-earning assets	$314,902	$9,884	4.19%	$305,314	$9,269	4.05%
Noninterest-earning assets:
Other assets	$11,357			$10,540
Total assets	$326,259			$315,854
Interest-bearing liabilities:
NOW accounts	$29,243	$66	0.30%	$30,350	$70	0.31%
Passbook savings	26,298	125	0.63	27,780	111	0.53
Money market savings	30,308	246	1.08	35,121	248	0.94
Individual retirement accounts	6,727	84	1.67	6,858	63	1.22
Certificates of deposit	124,612	2,047	2.19	108,803	1,363	1.67
Federal Home Loan Bank advances	62,527	1,135	2.42	64,200	968	2.01
Total interest-bearing liabilities	$279,715	$3,703	1.77%	$273,112	$2,823	1.38%
Noninterest-bearing liabilities:
Demand deposits	$11,155			$9,105
Other liabilities	3,710			2,290
Total liabilities	$294,580			$284,507
Stockholders' equity	$31,679			$31,347
Total liabilities & stockholders' equity	$326,259			$315,854
Net interest income		$6,181			$6,446
Interest rate spread(2)			2.42%			2.67%
Net interest-earning assets(3)	$35,187			$32,202
Net interest margin(4)		2.62%			2.82%
Ratio of average interest-earning assets to average interest-bearing liabilities	112.58%			111.79%

(1)	Tax-exempt interest income is presented on a tax equivalent basis using a 21% federal tax rate for the nine months ended September 30, 2019 and 2018. The unadjusted average yield on tax-exempt securities was 1.89% and 1.76% for the nine months ended September 30, 2019 and 2018, respectively. The unadjusted interest income on tax-exempt securities was $79,000 and $78,000 for the nine months ended September 30, 2019 and 2018, respectively.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.
(5)	Annualized

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

	Three months ended September 30,
	2019 vs. 2018
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest and dividend income:
Loans	$2	$54	$56
Federal funds sold	16	4	20
Taxable investment securities	14	(1)	13
Mortgage-backed securities	(17)	15	(2)
Total interest and dividend income	15	72	87
Interest expense:
Money market savings	(6)	(8)	(14)
Individual retirement accounts	1	9	10
Certificates of deposit	83	156	239
Federal home loan bank advances	(73)	46	(27)
Total interest expense	5	203	208
Net change in net interest income	$10	$(131)	$(121)

	Nine months ended September 30,
	2019 vs. 2018
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest and dividend income:
Loans	$245	$271	$516
Federal funds sold	32	17	49
Taxable investment securities	45	25	70
Mortgage-backed securities	(33)	12	(21)
State and municipal securities	(5)	6	1
Total interest and dividend income	284	331	615
Interest expense:
NOW accounts	(2)	(2)	(4)
Passbook savings	(6)	20	14
Money market savings	23	(25)	(2)
Individual retirement accounts	(1)	22	21
Certificates of deposit	218	466	684
Federal home loan bank advances	(24)	191	167
Total interest expense	208	672	880
Net change in net interest income	$76	$(341)	$(265)

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of nonperforming assets at the indicated dates:

	September 30,	December 31,	September 30,
(Dollars In thousands)	2019	2018	2018
Nonaccrual loans:
Residential mortgage loans	$55	$55	$55
Commercial real estate loans	944	-	-
Commercial and industrial loans	45	45	45
Total nonaccrual loans	1,044	100	100
Total nonperforming loans	1,044	100	100
Total nonperforming assets	$1,044	$100	$100

Nonperforming loans to total loans	0.37%	0.04%	0.05%
Nonperforming assets to total assets	0.32%	0.03%	0.03%

Nonperforming assets include nonaccrual loans, non-accruing TDRs, and foreclosed real estate. The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. At September 30, 2019 there were no loans that were past due 90 days or more and still accruing interest. Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. At the dates indicated above, the Company had no TDRs outstanding.

As indicated in the table above, nonperforming assets at September 30, 2019 were $1.0 million, an increase of $944,000, from $100,000 at December 31, 2018. At September 30, 2019, the Bank had two non-performing residential mortgage loans for $55,000, two non-performing commercial real estate loans for $944,000, and one non-performing commercial and industrial loan for $45,000 and at December 31, 2018, the Company had one non-performing residential mortgage loan for $55,000 and one non-performing commercial and industrial loan for $45,000. At September 30, 2018, the Company had one non-performing residential mortgage loan for $55,000 and one non-performing commercial and industrial loan for $45,000. At the dates indicated above, the Company had no foreclosed real estate.

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the consolidated balance sheet. The allowance for loan losses was $1.7 million at September 30, 2019 and $1.6 million at December 31, 2018. The Company reported an increase in the ratio of the allowance for loan losses to gross loans to 0.62% at September 30, 2019 as compared to 0.55% at December 31, 2018. Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses is adequate to absorb the losses in the loan portfolio as of September 30, 2019.

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

At September 30, 2019, the Company had two commercial real estate loans for $944,000 and one commercial and industrial loan for $45,000 which were deemed to be impaired and at December 31, 2018, the Company did not have loans which were deemed to be impaired.

Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting. Management has identified potential problem loans totaling $4.1 million as of September 30, 2019 as compared to $4.8 million at December 31, 2018. These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired. Total potential problem loans decreased between these two dates, as the Company reported a decrease of $1.2 million in loans rated special mention, partially offset by an increase of $528,000 in loans rated substandard. The decrease in loans classified as special mention was due to two commercial mortgage loans paying as agreed and one residential mortgage loan payoff, partially offset by the delinquency of one residential mortgage loan and two commercial and industrial loans newly classified as special mention during the nine months ended September 30, 2019. The increase in loans rated substandard was due to the delinquency of five additional mortgage loans and one commercial mortgage loan, partially offset by seven mortgage loans paying as agreed and the impairment of one commercial mortgage loan and one commercial and industrial loan during the nine months ended September 30, 2019. Based on current information available at September 30, 2019, these loans were re-evaluated for their range of potential losses and reclassified accordingly.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included in our consolidated financial statements.

Our primary sources of funds consist of deposit inflows, loan repayments, borrowings from the Federal Home Loan Bank of New York, maturities and principal repayments of securities, and loan and securities sales. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our asset/liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 20.0% or greater. For the quarter ended September 30, 2019, our liquidity ratio averaged 32.4%. We believe that we have enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2019.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)       expected loan demand;

(ii)       expected deposit flows;

(iii)      yields available on interest-earning deposits and securities; and

(iv)     the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits, short and intermediate-term securities and federal funds sold. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2019, cash and cash equivalents totaled $5.2 million.

At September 30, 2019, we had $19.7 million in loan commitments outstanding. In addition to commitments to originate loans, we had $22.8 million in unused lines of credit outstanding to borrowers. Certificates of deposit (including individual retirement accounts comprised solely of certificates of deposit), due within one year of September 30, 2019 totaled $94.1 million, or 69.2% of our certificates of deposit (including individual retirement accounts) and 40.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, and Federal Home Loan Bank borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the existing certificates of deposit due on or before September 30, 2020. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provides an additional source of funds. Federal Home Loan Bank borrowings decreased by $15.6 million, to $56.3 million at September 30, 2019, from $71.8 million at December 31, 2018. At September 30, 2019, we had the ability to borrow approximately $166.8 million from the Federal Home Loan Bank of New York, of which $56.3 million had been advanced.

We also have a repurchase agreement with Raymond James providing an additional $10.0 million in liquidity. Funds obtained under the repurchase agreement are secured by the Company’s U.S. Government and agency obligations. There were no advances outstanding under the repurchase agreement at September 30, 2019 and December 31, 2018. In addition to the repurchase agreement with Raymond James, we also have an unsecured line of credit through Atlantic Community Bankers Bank which would provide an additional $5.0 million in liquidity. There were no draws or outstanding balances from the line of credit at September 30, 2019 and December 31, 2018.

Capital

Fairport Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2019, Fairport Savings Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. At September 30, 2019, the Bank exceeded all regulatory required minimum capital ratios, including the capital buffer requirements.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the new Community Bank Leverage Ratio at 9%.  A financial institution can elect to be subject to this new definition. The new rule takes effect on January 1, 2020.

Fairport Savings Bank’s capital amounts and ratios as of the indicated dates are presented in the following table.

					Minimum
					To Be “Well-
			Minimum		Capitalized”
			For Capital		Under Prompt		Well-Capitalized
	Actual		Adequacy Purposes		Corrective Provisions		With Buffer
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019
Total Core Capital (to Risk-Weighted Assets)	$31,427	16.53%	³$15,211	³8.0%	³$19,014	³10.0%	³$19,964	³10.5%
Tier 1 Capital (to Risk-Weighted Assets)	29,691	15.62	³11,408	³6.0	³15,211	³8.0	³16,162	³8.5
Tier 1 Common Equity (to Risk-Weighted Assets)	29,691	15.62	³8,556	³4.5	³12,359	³6.5	³13,310	³7.0
Tier 1 Capital (to Assets)	29,691	9.13	³13,011	³4.0	³16,263	³5.0	³16,263	³5.0
As of December 31, 2018:
Total Core Capital (to Risk-Weighted Assets)	$30,896	15.70%	³$15,745	³8.0%	³$19,681	³10.0%	³$20,665	³10.5%
Tier 1 Capital (to Risk-Weighted Assets)	29,335	14.91	³11,808	³6.0	³15,745	³8.0	³16,729	³8.5
Tier 1 Common Equity (to Risk-Weighted Assets)	29,335	14.91	³8,856	³4.5	³12,793	³6.5	³13,777	³7.0
Tier 1 Capital (to Assets)	29,335	9.07	³12,938	³4.0	³16,173	³5.0	³16,173	³5.0

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

At September 30, 2019 and December 31, 2018, we had $14.5 million and $5.6 million, respectively, of commitments to grant loans, $5.2 million and $4.4 million, respectively, of unadvanced portions of construction loans, and $22.8 million and $18.8 million, respectively, of unfunded commitments under lines of credit. We had one commercial letter of credit for $16,000 at September 30, 2019 and three commercial letters of credit for $64,000 at December 31, 2018.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2019, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

There has been no change in the Company’s internal control over financial reporting during the third quarter of the fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of September 30, 2019, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2019.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 — July 31, 2019	-	$-	-	24,957
August 1 — August 31, 2019	-	$-	-	24,957
September 1 — September 30, 2019	-	$-	-	24,957
Total	-		$-

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

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101	The following materials from FSB Bancorp, Inc. Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) related notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FSB BANCORP, INC.
(registrant)

November 13, 2019	/s/ Kevin D. Maroney
Kevin D. Maroney
President & Chief Executive Officer

November 13, 2019	/s/ Angela M. Krezmer
Angela M. Krezmer
Chief Financial Officer