Form 10-K
period 2019-12-31
FSB Bancorp, Inc.
filed 2020-03-30
CIK 1667939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of the common stock on June 30, 2019, was $32.4 million.

As of March 27, 2020, there were 1,940,661 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

2019 Annual Report to Stockholders (Part II)

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to implement and change our business strategies;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

•	adverse changes in the securities or secondary mortgage markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

•	the impact of the Dodd-Frank Act and the implementing regulations;

•	changes in the quality or composition of our loan or investment portfolios;

•	technological changes that may be more difficult or expensive than expected;

•	the inability of third party providers to perform as expected;

•	our ability to manage market risk, credit risk and operational risk in the current economic environment;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;

•	our compensation expense associated with equity allocated or awarded to our employees;

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own;

•	the effect of the outbreak of the Coronavirus on our business and the local economy;

•	the actual results of our proposed merger with and into Evans Bancorp, Inc. (“Evans”) could vary materially as a result of a number of factors, including the possibility that various closing conditions for the transaction may not be satisfied or waived, and the merger agreement could be terminated under certain circumstances;

•	the potential impact of the announcement of the proposed merger with and into Evans on relationships with third parties, including customers, employees and competitors;

•	business disruption following the proposed merger with and into Evans;

•	difficulties and delays in integrating FSB Bancorp and Evans businesses or fully realizing cost savings and other benefits; and

•	delays in closing the merger with and into Evans.

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

FSB Bancorp, Inc.

FSB Bancorp, Inc. (“FSB Bancorp” or the “Company”) is a Maryland corporation. The Company owns all of the outstanding shares of common stock of Fairport Savings Bank (the “Bank”), its banking subsidiary. At December 31, 2019, the Company had consolidated assets of $323.3 million, total deposits of $235.6 million, and stockholders’ equity of $31.5 million. FSB Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “FSBC.” The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

Fairport Savings Bank

Fairport Savings Bank is a New York-chartered savings bank established in 1888 and headquartered in Fairport, New York. The Bank conducts business from its main office in Fairport and through four branch offices located in Penfield, Irondequoit, Webster and Perinton, New York, all of which are located in the greater Rochester metropolitan area. Fairport Savings Bank also operates loan origination offices in Pittsford, New York, in the Rochester metropolitan area, as well as in Buffalo and Watertown, New York. Fairport Savings Bank is subject to regulation and supervision by the New York State Department of Financial Services and the Federal Deposit Insurance Corporation.

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

Proposed Merger with Evans Bancorp, Inc.

On December 19, 2019, FSB Bancorp and Evans entered into a merger agreement (the “Merger Agreement”) that provides that FSB Bancorp will merge with and into Evans, with Evans remaining as the surviving corporation in a multi-step merger transaction (the “Merger”). Following the Merger, Fairport Savings Bank will merge with and into Evans Bank, with Evans Bank remaining as the surviving bank (the “Bank Merger”).

At the effective time of the Merger, each outstanding share of FSB Bancorp common stock will be converted into the right to receive, at the election of such holder, either (i) 0.4394 shares of Evans common stock, or (ii) $17.80 in cash, together with cash in lieu of fractional shares, if any. All such elections are subject to adjustment on a pro rata basis, so that approximately 50% of the aggregate merger consideration paid to FSB Bancorp stockholders will be the cash consideration and approximately 50% will be the stock consideration.

The completion of the Merger is subject to customary closing conditions, including approval by FSB Bancorp’s stockholders and the receipt of regulatory approvals or waivers from the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the New York State Department of Financial Services. On March 18, 2020, the Office of the Comptroller of the Currency issued its approval for the Bank Merger. On March 20, 2020, the Federal Reserve Bank of New York issued its waiver for the Merger.

Market Area

Our market area primarily consists of Monroe County, New York, and to a lesser extent, the surrounding counties in Western New York. Monroe County is a suburban market dominated by the city of Rochester, the third largest city in the State of New York. In 2018, Monroe County had a population of 742,000. The Monroe County economy is largely dependent on several large manufacturing companies, as well as sizeable higher education and health care facilities centered in Rochester. The University of Rochester and Strong Memorial Hospital were two of the largest employers in the Rochester area in 2019. Rochester is also home to a number of international businesses, including Bausch & Lomb and Paychex. Additionally, Xerox, while no longer headquartered in Rochester, has its principal offices and manufacturing facilities in Monroe County. As of December 2019, the unemployment rate for Monroe County was 4.3%, as compared to a 3.7% rate for the State of New York and the national average of 3.4%.

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

The majority of our depositors live or work in Monroe County, New York. At June 30, 2019, the latest date for which information is available through the Federal Deposit Insurance Corporation, we held approximately 1.63% of the bank deposits in Monroe County.

Lending Activities

Our principal lending activity is the origination of one- to four-family residential real estate mortgages, home equity lines of credit and to a lesser extent, originations of commercial real estate, multi-family, construction, commercial and industrial, and other consumer loans (consisting of passbook, overdraft protection and unsecured loans). More recently, we have sought to increase our commercial real estate and commercial and industrial lending. At December 31, 2019, one- to four-family residential real estate mortgage loans totaled $212.9 million, or 77.1% of our loan portfolio, home equity lines of credit totaled $17.5 million, or 6.3% of our loan portfolio, multi-family loans totaled $10.9 million, or 3.9%, of our loan portfolio, construction loans totaled $4.7 million, or 1.7%, of our loan portfolio, commercial real estate loans totaled $23.1 million, or 8.3%, of our loan portfolio, commercial and industrial loans totaled $7.1 million, or 2.6%, of our loan portfolio, and all other loans totaled $44,000, or 0.1% of our loan portfolio.

Our strategic plan continues to focus on residential real estate lending in addition to a greater emphasis being placed on increasing our commercial lending. We generally retain in our portfolio adjustable-rate or shorter-term fixed-rate residential real estate mortgage loans. Loans that we sell into the secondary market consist of long-term (a term 15 years or longer), conforming fixed-rate residential real estate mortgage loans and correspondent FHA, VA, and USDA mortgage loans. These loans are sold without recourse. We retain the servicing rights on all conforming fixed-rate residential mortgage loans that we sell to Freddie Mac. However, we also sell conforming fixed-rate residential mortgage loans servicing released to other secondary market investors. Correspondent FHA, VA, and USDA mortgage loans are sold in the secondary market on a servicing-released basis. During the year ended December 31, 2019, we sold $41.8 million in long-term, fixed-rate one- to four family real estate loans in the secondary market. At December 31, 2019, we were servicing $116.5 million of loans sold to others. For the year ended December 31, 2019, we realized a gain of $931,000 on the sale of loans, and we received servicing fees of $298,000.

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

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four-family residential (1)	$212,903	77.09%	$221,602	78.21%	$206,894	78.38%	$188,573	83.04%	$177,037	87.47%
Home equity lines of credit	17,459	6.32	16,766	5.92	17,127	6.49	16,797	7.40	14,523	7.18
Multi-family residential	10,876	3.94	10,241	3.61	10,650	4.03	5,103	2.25	5,146	2.54
Construction (2)	4,679	1.69	4,898	1.73	10,750	4.07	6,134	2.70	1,251	0.62
Commercial	23,081	8.36	22,492	7.94	14,803	5.61	8,440	3.72	3,522	1.74
Commercial and industrial loans	7,133	2.58	7,290	2.57	3,679	1.39	1,947	0.86	853	0.42
Other loans	44	0.02	50	0.02	70	0.03	75	0.03	61	0.03

Total loans receivable	276,175	100.00%	283,339	100.00%	263,973	100.00%	227,069	100.00%	202,393	100.00%
Deferred loan origination (fees) costs	(26)		(37)		(1)		113		248
Allowance for loan losses	(1,641)		(1,561)		(1,261)		(990)		(811)

Total loans receivable, net	$274,508		$281,741		$262,711		$226,192		$201,830

(1)	Includes $2.5 million, $2.7 million, $1.6 million, $1.5 million, and $1.8 million of closed-end home equity loans at December 31, 2019, 2018, 2017, 2016, and 2015.
(2)	Represents amounts disbursed at December 31, 2019, 2018, 2017, 2016, and 2015. The undrawn amounts of the construction loans totaled $4.6 million, $4.4 million, $5.9 million, $5.0 million, and $1.3 million at December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2019. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2020. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One- to Four-Family Residential Real Estate Loans	Home Equity Lines of Credit	Multi- Family Residential Real Estate Loans	Construction Loans	Commercial Real Estate Loans	Commercial & Industrial Loans	Other Loans	Total
	(Dollars in thousands)

Due During the Years Ending December 31,
2020	$26	$523	$-	$554	199	$441	$1	$1,744
2021	235	49	-	793	-	269	7	1,353
2022	548	118	-	-	-	1,070	4	1,740
2023 to 2024	1,964	15	-	-	196	3,304	11	5,490
2025 to 2029	21,042	332	8,616	-	17,033	2,049	-	49,072
2030 to 2034	21,375	392	842	74	1,052	-	5	23,740
2035 and beyond	167,713	16,030	1,418	3,258	4,601	-	16	193,036

Total	$212,903	$17,459	$10,876	$4,679	$23,081	$7,133	$44	$276,175

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2019 that are contractually due after December 31, 2020.

	Due After December 31, 2020
	Fixed	Adjustable	Total
	(Dollars in thousands)

Real estate loans:
One- to four-family residential	$186,522	$26,355	$212,877
Home equity lines of credit	-	16,936	16,936
Multi-family residential	3,030	7,846	10,876
Construction	3,332	793	4,125
Commercial	5,105	17,777	22,882
Commercial and industrial loans	3,789	2,903	6,692
Other loans	43	-	43
Total	$201,821	$72,610	$274,431

One- to Four-Family Residential Real Estate Mortgage Loans. Our primary lending activity is the origination of one- to four-family residential real estate mortgage loans. At December 31, 2019, $212.9 million, or 77.1% of our total loan portfolio, consisted of one- to four-family residential real estate mortgage loans. We offer conforming and non-conforming, fixed-rate and adjustable-rate residential real estate mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $1.5 million. Our adjustable-rate mortgage loans provide an initial fixed interest rate for three, five, seven, or ten years and then adjust annually thereafter and amortize over a period of up to 30 years. We originate fixed-rate mortgage loans with terms of less than 15 years, but at interest rates applicable to our 15-year loans.

One- to four-family residential real estate mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which at December 31, 2019 was $484,350 for single-family homes in our market area. We also originate loans above the lending limit for conforming loans, commonly referred to as “jumbo loans.” At December 31, 2019, we had $22.8 million in jumbo loans. We generally underwrite jumbo loans, which are not uncommon in our market area, in a manner similar to conforming loans. For first mortgage loans with loan-to-value ratios in excess of 80% we require private mortgage insurance. We do not have any loans in our loan portfolio that are considered sub-prime or Alt-A.

We currently offer several adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period ranging from one year to ten years. After the initial fixed period, the interest rate on adjustable-rate mortgage loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board, subject to periodic and lifetime limitations on interest rate changes. All of our traditional adjustable-rate mortgage loans with initial fixed-rate periods of three, five, seven, and ten years have initial and periodic caps of two percentage points on interest rate changes, with a cap of six percentage points for the life of the loan. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. We do not offer “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. At December 31, 2019, we had $22.5 million in adjustable-rate one- to four-family residential real estate mortgage loans. Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default.

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

Home Equity Lines of Credit. We offer home equity lines of credit, which are primarily secured by a second mortgage on single family residences. At December 31, 2019, home equity lines of credit totaled $17.5 million, or 6.3% of total loans receivable. At that date we had an additional $18.3 million of undisbursed home equity lines of credit. We offer an “interest only” period, where the borrower pays interest for an initial period (ten years), after which the loan converts to a fully amortizing loan with a term of 15 years.

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

Multi-Family Residential and Commercial Real Estate Loans. Loans secured by multi-family real estate totaled $10.9 million, or 3.9%, of the total loan portfolio at December 31, 2019. Multi-family residential loans generally are secured by rental properties. All multi-family residential loans are secured by properties located within our lending area. At December 31, 2019, we had 29 multi-family loans with an average principal balance of $375,000, and the largest multi-family real estate loan had a principal balance of $1.5 million. At December 31, 2019, all of our loans secured by multi-family real estate were performing in accordance with their terms. Multi-family real estate loans are offered with fixed or adjustable interest rates. Adjustable-rate multi-family real estate loans are tied to the average yield on U.S. Treasury securities, subject to periodic and lifetime limitations on interest rate changes.

At December 31, 2019, $23.1 million, or 8.4% of our total loan portfolio, consisted of commercial real estate loans. Commercial real estate loans are secured by office, mixed use, retail, and other commercial properties. We generally originate adjustable-rate commercial real estate loans with maximum terms of up to 10 years. Adjustable-rate commercial real estate loans are tied to the five-year Federal Home Loan Bank advance rate plus a margin, subject to periodic and lifetime limitations on interest rate changes. The maximum loan-to-value ratio of commercial real estate loans is 80%. At December 31, 2019, we had 43 commercial real estate loans with an average principal balance of $537,000. At December 31, 2019, our largest loan secured by commercial real estate consisted of a $3.6 million loan secured by non-owner-occupied office buildings. At December 31, 2019, this loan was performing in accordance with its terms.

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

Construction Loans. We originate construction loans for the purchase of developed lots and for the construction of single-family residences. Construction loans are offered to individuals for the construction of their personal residences by a qualified builder which will convert to a residential mortgage loan following construction (construction/permanent loans). At December 31, 2019, construction loans totaled $4.7 million, or 1.7% of total loans receivable. At December 31, 2019, the additional unadvanced portion of these construction loans totaled $4.6 million. We also originate commercial construction loans on a limited basis. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We generally also review and inspect each property before disbursement of funds during the term of the construction loan.

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

Commercial and Industrial Loans. At December 31, 2019, we had $7.1 million in commercial and industrial loans, which amounted to 2.6% of total loans. We make commercial and industrial loans primarily in our market area to a variety of sole proprietorships, partnerships, and corporations. Commercial lending products include term loans, revolving and demand lines of credit. Commercial term loans and revolving lines of credit are generally used for longer-term working capital purposes such as purchasing equipment, vehicles, or furniture. Demand lines of credit are generally used for shorter-term working capital purposes. Commercial and industrial loans are made with either adjustable, variable, or fixed rates of interest. Variable rates are based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed-rate commercial and industrial loans are set at a margin above the comparable Federal Home Loan Bank advance rate.

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

Commercial and industrial loans generally have greater credit risk than residential real estate loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2019, our largest commercial and industrial loan was a $683,000 loan secured by equipment. This loan was performing according to its original terms at December 31, 2019.

Other Loans. We offer a variety of loans secured by property other than real estate. These loans include passbook, overdraft protection and unsecured loans. At December 31, 2019, these other loans totaled $44,000, or 0.1% of the total loan portfolio.

Loan Originations, Sales, and Servicing. Lending activities are conducted by our loan personnel operating at our main and branch office locations and through our mortgage division’s four origination offices. We also obtain referrals from existing or past customers and from local builders, real estate brokers and attorneys. All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate Freddie Mac underwriting guidelines to the extent applicable. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment, which typically results in decreased loan demand.

Loans that we sell are sold without recourse. For the year ended December 31, 2019, we realized a gain of $931,000 on the sale of loans, and we received servicing fees of $298,000. As of December 31, 2019, the principal balance of loans serviced for others totaled $116.5 million. Historically, we have retained the servicing rights on all residential real estate mortgage loans that we have sold. However, we have begun to sell some loans servicing released. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. The value of our servicing rights was $726,000 at December 31, 2019. We have not engaged in whole loan purchases. We have purchased two loan participations secured by office buildings for $4.6 million as of December 31, 2019.

The following table shows our loan originations, sales and repayment activities for the years indicated.

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)

Total loans at beginning of year	$283,339	$263,973	$227,069	$202,393	$189,218
Loan originations:
Real estate loans:
One- to four-family residential	56,048	80,956	91,167	116,331	82,368
Home equity lines of credit	8,506	6,574	6,778	5,562	5,064
Multi-family residential	1,222	400	5,769	318	1,602
Construction	8,795	12,924	20,582	14,202	5,151
Commercial	3,467	6,992	7,560	10,065	3,924
Commercial and industrial loans	3,543	4,659	1,631	2,612	866
Other loans	146	172	210	101	18
Total loans originated	81,727	112,677	133,697	149,191	98,993

Sales and loan principal repayments:
Principal repayments	47,099	33,441	26,690	50,547	30,508
Loan sales	41,792	59,870	70,103	73,968	55,310
Net loan activity	(7,164)	19,366	36,904	24,676	13,175
Total loans at end of year	$276,175	$283,339	$263,973	$227,069	$202,393

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

Residential mortgage loans up to $484,350, home equity lines of credit up to $250,000, lines of credit, personal loans, and unsecured property improvement loans up to $10,000 may be approved by any Loan Underwriter. Residential mortgage loans between $484,351 and $750,000 may be approved by any two Loan Underwriters. Residential mortgage loans between $750,001 and $1.0 million may be approved by any two Senior Loan Committee members. Residential mortgage loans exceeding $1.0 million must be approved by any two Senior Loan Committee members and the Board of Directors. Commercial loans (including commercial real estate, multi-family and commercial and industrial loans) up to $1.0 million may be approved by any two members of the Senior Loan Committee with Board approval required for commercial loans exceeding $1.0 million.

We generally require independent third-party appraisals of real property securing loans. Appraisals are performed by independent licensed appraisers. All appraisers are approved by the Board of Directors annually.

Loans to One Borrower. A New York savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned equal to 10% of unimpaired capital and surplus if the loan is secured by readily marketable collateral, which generally does not include real estate. Our loans to one borrower limit under this regulation is $4.6 million (excluding the additional amount). At December 31, 2019, we had no loans exceeding this amount. Our policy provides that residential loans to one borrower (or related borrowers) should generally not exceed $1.5 million. At December 31, 2019, we had no loans exceeding this amount.

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

Loans are generally placed on non-accrual status when payment of principal or interest is more than 90 days delinquent, unless the loans are well-secured and in the process of collection. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent and a satisfactory payment history has been established. Loans not secured by real estate will be charged-off if they become 120 days past due. At December 31, 2019, the Bank had one non-accrual commercial real estate loan for $954,000, one non-accrual residential mortgage loan for $55,000, and one non-accrual commercial and industrial loan for $45,000.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. We had no troubled debt restructurings at any of the dates presented below.

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential	$55	$55	$153	$—	$63
Home equity lines of credit	—	—	—	—	18
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	954	—	—	—	—
Commercial and industrial loans	45	45	—	—	—
Other loans	—	—	—	—	1
Total	1,054	100	153	—	82

Accruing loans 90 days or more past due:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Other loans	—	—	—	—	—
Total loans 90 days or more past due	—	—	—	—	—

Total non-performing loans	1,054	100	153	—	82

Real estate owned	730	—	—	—	—
Other non-performing assets	—	—	—	—	—

Total non-performing assets	$1,784	$100	$153	$—	$82

Ratios:
Total non-performing loans to total loans	0.38%	0.04%	0.06%	—%	0.04%
Total non-performing loans to total assets	0.33%	0.03%	0.05%	—%	0.03%
Total non-performing assets to total assets	0.55%	0.03%	0.05%	—%	0.03%

Delinquent Loans. The following table sets forth our loan delinquencies by type, by number and amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2019
Real estate loans:
One- to four-family residential	—	$—	2	$55	2	$55
Home equity lines of credit	1	14	—	—	1	14
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	1	954	1	954
Commercial and industrial loans	2	21	1	45	3	66
Other loans	1	5	—	—	1	5
Total	4	$40	4	$1,054	8	$1,094

At December 31, 2018
Real estate loans:
One- to four-family residential	2	$349	1	$55	3	$404
Home equity lines of credit	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial and industrial loans	—	—	1	45	1	45
Other loans	—	—	—	—	—	—
Total	2	$349	2	$100	4	$449

At December 31, 2017
Real estate loans:
One- to four-family residential	—	$—	2	$153	2	$153
Home equity lines of credit	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	—	$—	2	$153	2	$153

At December 31, 2016
Real estate loans:
One- to four-family residential	1	$89	—	$—	1	$89
Home equity lines of credit	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial and industrial loans	1	47	—	—	1	47
Other loans	—	—	—	—	—	—
Total	2	$136	—	$—	2	$136

At December 31, 2015
Real estate loans:
One- to four-family residential	—	$—	1	$63	1	$63
Home equity lines of credit	—	—	1	18	1	18
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Other loans	—	—	1	1	1	1
Total	—	$—	3	$82	3	$82

Foreclosed Real Estate. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until sold. When property is acquired it is recorded at the estimated fair market value less cost to sell at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2019, we had two foreclosed commercial real estate properties with a fair market value totaling $730,000.

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

When we classify assets as either special mention, substandard, doubtful, or loss we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the consolidated balance sheet date. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulators, the New York State Department of Financial Services and the Federal Deposit Insurance Corporation, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets, at December 31, 2019, classified assets that are not currently considered impaired consisted of five special mention loans totaling $3.6 million, 19 substandard loans totaling $2.7 million and no assets classified as doubtful or loss. At December 31, 2019, we had one impaired commercial real estate loan for $954,000, one impaired residential mortgage loan for $55,000, and one impaired commercial and industrial loan for $45,000.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)

Balance at beginning of year	$1,561	$1,261	$990	$811	$653

Charge-offs:
Real estate loans:
One- to four-family residential	(1)	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	(214)	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Other loans	—	—	—	(1)	—
Total charge-offs	(215)	—	—	(1)	—

Recoveries:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Other loans	—	—	—	—	—
Total recoveries	—	—	—	—	—

Net charge-offs	—	—	—	(1)	—
Provision for loan losses	295	300	271	180	158

Balance at end of year	$1,641	$1,561	$1,261	$990	$811

Ratios:
Net charge-offs to average loans outstanding	0.08%	—	—	—	—
Allowance for loan losses to non-performing loans at end of year	155.75%	1,564.55%	825.59%	N/A	994.92%
Allowance for loan losses to total loans at end of year	0.59%	0.55%	0.48%	0.44%	0.40%

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

	At December 31,
	2019			2018			2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$788	48.02%	77.09%	$866	55.48%	78.21%	$816	64.71%	78.38%
Home equity lines of credit	104	6.34	6.32	103	6.60	5.92	107	8.49	6.49
Multi-family residential	81	4.93	3.94	77	4.93	3.61	80	6.34	4.03
Construction	23	1.40	1.69	24	1.54	1.73	54	4.28	4.07
Commercial	510	31.08	8.36	284	18.19	7.94	148	11.74	5.61
Commercial and industrial loans	104	6.34	2.58	97	6.21	2.57	47	3.73	1.39
Other loans	1	0.06	0.02	1	0.07	0.02	1	0.08	0.03
Total allocated allowance	1,611	98.17	100.00	1,452	93.02	100.00	1,253	99.37	100.00
Unallocated allowance	30	1.83	—	109	6.98	—	8	0.63	—
Total allowance for loan losses	$1,641	100.00%	100.00%	$1,561	100.00%	100.00%	$1,261	100.00%	100.00%

	At December 31,
	2016			2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$584	58.99%	83.04%	$524	64.61%	87.47%
Home equity lines of credit	112	11.31	7.40	101	12.45	7.18
Multi-family residential	38	3.84	2.25	39	4.81	2.54
Construction	31	3.13	2.70	6	0.74	0.62
Commercial	84	8.49	3.72	35	4.32	1.74
Commercial and industrial loans	28	2.83	0.86	11	1.36	0.42
Other loans	1	0.10	0.03	1	0.12	0.03
Total allocated allowance	878	88.69	100.00	717	88.41	100.00
Unallocated allowance	112	11.31	—	94	11.59	—
Total allowance for loan losses	$990	100.00%	100.00%	$811	100.00%	100.00%

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

	At December 31,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government and agency obligations	$14,043	$14,035	$12,610	$12,455	$10,612	$10,470
Mortgage-backed securities	4,095	4,091	5,953	5,876	7,909	7,843
Total securities available for sale	$18,138	$18,126	$18,563	$18,331	$18,521	$18,313

Securities held to maturity:
State and municipal securities	4,757	4,885	5,594	5,567	5,938	5,942
Mortgage-backed securities	406	412	458	463	637	646
Total securities held to maturity	$5,166	$5,297	$6,052	$6,030	$6,575	$6,588

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio and the mortgage-backed securities portfolio at December 31, 2019 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The state and municipal securities have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities available for sale:
U.S. Government and agency obligations	$—	—%	$9,043	1.93%	$5,000	2.27%	$-	—%	$14,043	$14,035	2.05%
Mortgage-backed securities	—	—%	—	—%	—%	—%	4,095	2.04%	4,095	4,091	2.04%
Total securities available for sale	$—	—%	$9,043	1.93%	$5,000	2.27%	$4,095	2.04%	$18,138	$18,126	2.05%

Securities held to maturity:
State and municipal securities	$746	1.44%	$2,517	1.65%	$1,494	2.50%	$—	—%	$4,757	$4,885	1.89%
Mortgage-backed securities	—	—%	—	—%	—	—%	409	4.04%	409	412	4.04%
Total securities held to maturity	$746	1.44%	$2,517	1.65%	$1,494	2.50%	$409	4.04%	$5,166	$5,297	2.06%

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

At December 31, 2019, our deposits totaled $235.6 million. At December 31, 2019, NOW accounts totaled $31.0 million, savings accounts totaled $25.5 million, money market accounts totaled $33.4 million and non-interest-bearing checking accounts totaled $12.9 million. At December 31, 2019, certificates of deposit, including individual retirement accounts (all of which were certificate of deposit accounts), totaled $132.8 million, of which $96.5 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2019			2018			2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW	$29,185	12.71%	0.30%	$30,018	13.74%	0.31%	$29,659	15.04%	0.30%
Savings	25,999	11.32	0.63	27,533	12.61	0.53	26,488	13.43	0.39
Money market	30,771	13.40	1.07	34,593	15.84	1.00	34,330	17.41	0.83
Individual retirement accounts	6,759	2.94	1.71	6,792	3.11	1.25	7,081	3.59	1.05
Certificates of deposit	125,433	54.63	2.21	110,033	50.37	1.75	91,103	46.20	1.38
Non-interest-bearing demand deposits	11,453	5.00	N/A	9,467	4.33	N/A	8,526	4.33	N/A

Total deposits	$229,600	100.00%	1.51%	$218,436	100.00%	1.19%	$197,187	100.00%	0.92%

As of December 31, 2019, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $74.6 million. The following table sets forth the maturity of those certificates as of December 31, 2019.

At December 31, 2019
(In thousands)

Three months or less	$13,171
Over three months through six months	14,133
Over six months through one year	29,142
Over one year to three years	17,875
Over three years	283

Total	$74,604

Borrowings. Our long-term borrowings consist primarily of advances from the Federal Home Loan Bank of New York. At December 31, 2019, we had the ability to borrow approximately $163.7 million under our credit facilities with the Federal Home Loan Bank of New York, of which $51.7 million was advanced. Borrowings from the Federal Home Loan Bank of New York are secured by our investment in the common stock of the Federal Home Loan Bank of New York as well as by a blanket pledge of our mortgage portfolio not otherwise pledged.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at and for the years shown:

	At or For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)

Balance at end of year	$51,735	$71,826	$64,447
Average balance during year	$60,458	$66,294	$60,457
Maximum outstanding at any month end	$73,417	$73,796	$69,524
Weighted average interest rate at end of year	2.46%	2.34%	1.73%
Weighted average interest rate during year	2.43%	2.09%	1.60%

We also have a repurchase agreement with Raymond James Financial providing an additional $10.0 million in liquidity collateralized by our U.S. Government obligations. There were no advances outstanding under the repurchase agreement at December 31, 2019. In addition, we also have an unsecured line of credit through Atlantic Community Bankers Bank providing an additional $5.0 million in liquidity. There were no draws or outstanding balances from the line of credit at December 31, 2019.

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

Subsidiary Activities

Fairport Wealth Management, the Bank’s wholly owned subsidiary, provides investment advisory services to our customers including brokerage, insurance, and asset management in partnership with Monarch Wealth Management. For the year ended December 31, 2019, we derived $19,000 of fee income from Fairport Wealth Management.

Personnel

As of December 31, 2019, we had 66 full-time employees and eight part-time employees. Our employees are not represented by any collective bargaining group. Management believes that our relationship with our employees is good.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018

On May 24, 2018, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA’s provisions include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (vi) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status. In addition, the law required the Federal Reserve Board to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.

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

Notwithstanding the foregoing, pursuant to the EGRRCPA, the FDIC finalized a rule that established a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The new rule took effect on January 1, 2020.

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

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation was required to seek to achieve the 1.35% ratio by September 30, 2020. The FDIC indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions of less than $10 billion of assets received credits for the portion of their assessments that contributed to the reserve ratio between 1.15% and 1.35%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, which has exercised that discretion by establishing a long range fund ratio of 2%.

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

Federal Home Loan Bank System

Fairport Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Fairport Savings Bank was in compliance with this requirement at December 31, 2019. Based on redemption provisions of the Federal Home Loan Bank of New York, the stock has no quoted market value and is carried at cost. Fairport Savings Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of New York stock. As of December 31, 2019, no impairment has been recognized.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we expect to rely on such exemptions so that we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (iii) hold non-binding stockholder votes regarding annual executive compensation or executive compensation payable in connection with a merger or similar corporate transaction, (iv) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (v) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier. However, we will not be subject to the auditor attestation requirement or additional executive compensation disclosure, regardless of the exemptions, so long as we remain a “smaller reporting company” and a “non-accelerated filer” under Securities and Exchange Commission regulations.

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

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Fairport Savings Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Fairport Savings Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2019, Fairport Savings Bank had no reserves subject to recapture in excess of its base year reserves.

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

Net Operating Loss Carryovers. For net operating losses incurred prior to January 1, 2018, a company may carry back those net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. As part of the Act, net operating losses incurred after December 31, 2017 can be carried forward indefinitely and used to offset up to 80% of taxable income. At December 31, 2019, FSB Bancorp had no net operating loss carry forwards for federal income tax purposes.

Corporate Dividends-Received Deduction. FSB Bancorp may exclude from its income 100% of dividends received from Fairport Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 65% in the case of dividends received from a corporation in which a corporate recipient owns at least 20% of its stock, and corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct only 50% of dividends received or accrued on their behalf.

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

As of December 31, 2019, the net book value of our office properties was $5.0 million. The following table sets forth information regarding our offices.

Location	Leased or Owner	Year Acquired or Leased	Net Book Value of Real Property

Main Office: Fairport	Owner	1932	$1,492,000

Other Properties:

Penfield	Leased[1]	2002	$1,223,000

Irondequoit	Leased[1]	2007	$1,084,000

Webster	Leased[1]	2009	$236,000

Perinton	Leased[1]	2011	$898,000

Pittsford	Leased	2010	$60,000	[2]

Greece	Leased	2014	$10,000	[2]

Watertown	Leased	2010	—

Cheektowaga	Leased	2015	—

1Ground lease only

2Leasehold improvements

ITEM 3.	LEGAL PROCEEDINGS

On March 13, 2020, Stephen Bushansky, a purported FSB Bancorp stockholder, filed a complaint in the United States District Court for the Northern District of New York, captioned Bushansky v. FSB Bancorp, Inc., Kevin D. Maroney, Dawn Deperrior, Dana C. Gavenda, Stephen J. Meyer, Lowell C. Patric, Alicia H. Pender, James E. Smith and Thomas J. Weldgen (Case No. 5:20-CV-294-DNH/ATB), against FSB Bancorp and each FSB Bancorp director (collectively, the “Individual Bushansky Defendants”). The lawsuit alleges that FSB Bancorp and the Individual Bushansky Defendants have violated the federal securities laws by misrepresenting or omitting certain material information from FSB Bancorp’s definitive proxy statement for the FSB Bancorp special stockholders’ meeting to approve the proposed Merger that is necessary for FSB Bancorp’s stockholders to make an informed decision whether to vote in favor of the proposed Merger. The relief sought by the lawsuit includes both a preliminary and permanent injunction against the completion of the proposed Merger, rescissory damages if the proposed Merger is completed, and costs, including attorneys’ and experts’ fees.

The defendants believe that the lawsuit is without merit and intend to defend against it vigorously.  Currently, however, it is not possible to predict the outcome of the litigation or the impact the litigation may have on FSB Bancorp or the proposed Merger, if any. Additional lawsuits alleging similar claims may be filed.

Other than as described above, at December 31, 2019, the Company was not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The approximate number of holders of record of FSB Bancorp’s common stock as of March 5, 2020 was 172. Shares of FSB Bancorp common stock trade on the Nasdaq Capital Market under the symbol “FSBC.” Certain shares of FSB Bancorp are held in “nominee” or “street name” and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

The following table provides certain information with regard to shares repurchased by the Company during the quarter ended December 31, 2019.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 — October 31, 2019	-	$-	-	24,957
November 1 — November 30, 2019	-	$-	-	24,957
December 1 — December 31, 2019	-	$-	-	24,957
Total	-	$-	-

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

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2019.

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

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following is a summary of the relevant business experience for each of the Company’s directors and executive officers.  All directors have held their present positions for at least five years unless otherwise stated.  Each director is also a director of Fairport Savings Bank.

Directors

Dana C. Gavenda retired as Chief Executive Officer of Fairport Savings Bank on December 31, 2017. He was President and Chief Executive Officer for the prior 16 years. He continues to serve FSB Bancorp, Inc. and Fairport Savings Bank as Chairman of the Board of Directors. Mr. Gavenda has held various positions in the banking industry since 1973. Mr. Gavenda’s significant local banking experience provides the Board with perspective on market trends and opportunities. He also assists the Board in assessing trends and developments in the financial institutions industry on a local and national basis. Director of FSB Bancorp, Inc., its predecessor or Fairport Savings Bank since 2002; age 68.

Thomas J. Weldgen is retired. Prior to his retirement in 2019, Mr. Weldgen was the Chief Financial Officer of DiMarco Group, LLC, a real estate and construction company since 2014. From 1992 until 2014, Mr. Weldgen was Chief Financial Officer of CPAC, Inc., a photographic chemicals and equipment company that was liquidated pursuant to the federal bankruptcy laws in 2015. Mr. Weldgen’s background as a chief financial officer provides the Board with valuable insight into the accounting and reporting issues facing FSB Bancorp, Inc. Director of FSB Bancorp, Inc., its predecessor or Fairport Savings Bank since 2015; age 67.

Dawn DePerrior is a consultant with the Burke Group. Most recently, Ms. DePerrior was Vice President of Digital Enablement and Information Technology at Constellation Brands, an international producer and marketer of wine, beer, and spirits from 2014 through 2019. Previously, she was the Senior Director of Information Systems at the University of Rochester Medical Center from 2008 to 2014. Her experience with information technology will provide the Board with valuable insights into cyber-security issues facing Fairport Savings Bank. Director of FSB Bancorp, Inc., its predecessor or Fairport Savings Bank since 2015; age 62.

Kevin D. Maroney has served as our Chief Executive Officer since January 2018 and was named President in October 2017. Mr. Maroney first joined Fairport Savings Bank in 2004 and has served in a number of executive and senior management roles, including as our Chief Financial Officer and Chief Operating Officer, positions he held from 2004 to October 2017. Mr. Maroney has over 40 years of banking experience and has extensive finance and asset/liability experience with his primary objective to successfully execute Fairport Savings Bank’s strategic plan. Director of FSB Bancorp, Inc., its predecessor or Fairport Savings Bank since 2017; age 62.

Stephen Meyer retired in 2015 from M&T Bank, where he held various retail and commercial banking senior management positions in Rochester since 1969. His last 10 years with M&T, he served as an insurance consultant with M&T Securities and Wilmington Trust Company. His experience provides the Board with valuable perspective as to the operations of Fairport Wealth Management, retail banking, and commercial lending. Director of FSB Bancorp, Inc., its predecessor or Fairport Savings Bank since 2015; age 73.

Lowell C. Patric is a co-founder and member of the Board of Karma Culture, Pittsford, New York. Karma Culture was organized to develop, market, and sell a line of natural spring water and vitamin additives mix-to-drink beverage products and to develop and explore uses for its proprietary dispensing cap technology. Prior to Karma Culture, Mr. Patric was founder and Principal of LCP Management Services in Rochester, New York. LCP Management Services was established as a general management consulting firm providing financial advice in regards to strategic initiatives to local and national businesses. Mr. Patric has 26 years of banking experience, including serving in 1993 as President and Chief Operating Officer of RCSB Financial, Inc., a retail consumer financial services holding company including a $4.0 billion banking subsidiary, an insurance company, a full service brokerage subsidiary, a mortgage banking subsidiary, and an automobile finance subsidiary, headquartered in Rochester, New York.   Mr. Patric has extensive experience in financial and strategic planning, risk management, investment and balance sheet management, and bank capital management. Director of FSB Bancorp, Inc., its predecessor or Fairport Savings Bank since 2009; age 74.

Alicia H. Pender is the Director of Finance at Sisters of St. Joseph of Rochester, a position she has held since 1991. Ms. Pender has over 40 years of experience in accounting and finance, and is a certified public accountant in the State of New York. Ms. Pender’s background as a certified public accountant provides the Board with valuable insight into the accounting and reporting issues faced by FSB Bancorp, Inc. and in assessing strategic transactions involving FSB Bancorp, Inc. Director of FSB Bancorp, Inc., its predecessor or Fairport Savings Bank since 2008; age 62.

James E. Smith is retired. Prior to his retirement in 2013, Mr. Smith served as Supervisor of the Town of Perinton, New York, an elected office that he held since 1984. Mr. Smith’s previous position as the Supervisor of the Town of Perinton, his knowledge of the local municipalities and contacts with local community leaders and politicians provides the Board with insight into dealing with such municipalities and assists the Board in assessing local government actions which may affect FSB Bancorp, Inc. or its subsidiaries. Mr. Smith holds an MBA degree from Syracuse University. Director of FSB Bancorp, Inc., its predecessor or Fairport Savings Bank since 1991; age 73.

Executive Officers Who are Not Directors

Kathleen M. Dold is our Senior Vice President and Loan Operations Manager. Her areas of responsibility include underwriting, loan delivery and servicing. Ms. Dold has over 30 years’ experience in mortgage lending with an emphasis on underwriting. Prior to joining Fairport Savings Bank in 2000, she held similar managerial positions at local financial institutions including Albion Federal Savings & Loan Association and Sibley Mortgage Corporation. Age 64.

Michael R. Giancursio is our Executive Vice President and Chief Lending Officer. Mr. Giancursio is responsible for managing sales and operations for the commercial lending area of the Bank.  He also manages the overall credit risk in this department. Mr. Giancursio is a former National Bank Examiner for the Comptroller of the Currency and has 21 years of experience in commercial lending, cash management, and deposits. Mr. Giancursio has extensive training and experience in sales, credit analysis, and credit administration. Before joining Fairport Savings Bank in 2017, Mr. Giancursio was a Vice President in Sales for M&T Bank and First Niagara Bank. Age 52.

Cheryl M. Gregory is our Senior Vice President of Retail Banking and joined Fairport Savings Bank in 2001.  Ms. Gregory’s areas of responsibility include branch administration and marketing. She also oversees our retail banking program and our wealth management division as well as supervising Bank Secrecy and Security. Prior to joining Fairport Savings Bank, she was employed from 1984 to 1992 with Columbia Bank which was acquired by Oswego City Savings Bank in 1992 who then changed their name to Pathfinder Bank. Age 54.

Angela M. Krezmer is our Senior Vice President and Chief Financial Officer. Ms. Krezmer has held various accounting and treasury positions since joining Fairport Savings Bank in 2008. Ms. Krezmer has extensive experience in Securities and Exchange Commission (“SEC”) reporting as well as the treasury management responsibilities of Fairport Savings Bank. Age 34.

Code of Ethics

FSB Bancorp, Inc. has adopted a Code of Ethics that is applicable to the Board of Directors and Fairport Savings Bank’s senior executive officers, including the principal executive officer, principal financial officer, principal accounting officer and all officers performing similar functions. There were no amendments made to or waivers from our Code of Ethics in 2019. The Code of Ethics is posted on our website at www.fairportsavingsbank.com.

Delinquent Section 16(a) Reports

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on our review of ownership reports and management questionnaires, we believe that none of our executive officers or directors failed to file these reports on a timely basis for 2019.

Audit Committee

The Audit Committee is comprised of Directors Pender (who serves as Chairman), DePerrior and Weldgen. The Board of Directors has determined that Director Alicia Pender qualifies as an “audit committee financial expert” under applicable SEC rules. Each member of the Audit Committee is “independent” in accordance with SEC and Nasdaq standards.

Our Board of Directors has adopted a written charter for the Audit Committee, which is posted on our website at www.fairportsavingsbank.com. As more fully described in the Audit Committee Charter, the Audit Committee is responsible for providing oversight relating to our consolidated financial statements and financial reporting process, systems of internal accounting and financial controls, outsourced internal audit services, annual independent audit and the compliance and ethics programs established by management and the Board.

ITEM 11.	EXECUTIVE COMPENSATION

Directors’ Compensation

The Company pays no fees for service on the Board of Directors or Board committees. However, each of the individuals who currently serves as one of the Company’s directors also serves as a director of Fairport Savings Bank and earns fees in that capacity.

In 2019, each non-employee director received a retainer fee of $675 for each scheduled monthly meeting and $675 for attendance at each scheduled monthly meeting, and received $650 for attendance at meetings of the Audit Committee, Compensation/Benefits/Marketing Committee, and Nominating Committee, $400 for attendance at any special meetings, $250 for attendance at the quarterly ALCO Committee meetings, and $150 for attendance at any Commercial Loan Committee meeting. In addition to these fees in 2019, Director Gavenda received a fee of $7,000 for serving as the Chairman of the Board; Director Patric received a fee of an additional $150 per committee meeting for serving as the Chairman of the Compensation/Benefits/Marketing Committee, Director Pender received a fee of an additional $150 per committee meeting for serving as Chairman of the Audit Committee; and Director Meyer received a fee of an additional $150 per committee meeting for serving as Chairman of the Nominating Committee. Fairport Savings Bank paid cash fees totaling $179,475 to its seven non-employee board members during the year ended December 31, 2019.

As of December 31, 2019, there were no increases to any of the Board fees.

Equity Award Program. Directors are eligible to participate in the Equity Plan. The Equity Plan is discussed under “Stock Benefit Plans – 2017 Equity Incentive Plan.”

Director Compensation Table. The following table sets forth for the year ended December 31, 2019 certain information as to the total remuneration the Company paid to its directors other than Mr. Maroney. No additional compensation was paid to Mr. Maroney for his service as a director.

Name	Fees earned or paid in cash	Total
Dawn DePerrior	$24,075	$24,075
Dana C. Gavenda	30,175	30,175
Stephen J. Meyer	24,125	24,125
Lowell C. Patric	25,925	25,925
Alicia H. Pender	25,225	25,225
James E. Smith	24,475	24,475
Thomas J. Weldgen	25,475	25,475

The following table sets forth the number of outstanding options and restricted stock shares held by each director.

Name	Outstanding Options	Restricted Stock Shares
Dawn DePerrior	7,000	2,500
Dana C. Gavenda	48,540	19,410
Stephen J. Meyer	7,000	2,500
Lowell C. Patric	7,000	2,500
Alicia H. Pender	7,000	2,500
James E. Smith	7,000	2,500
Thomas J. Weldgen	7,000	2,500

Summary Compensation Table

The following table shows the compensation of Kevin D. Maroney, the Company’s principal executive officer in 2019, and the two most highly compensated other executive officers who earned total compensation of $100,000 or more for services to the Company or any of its subsidiaries during the year ended December 31, 2019. The Company refers to these individuals as “Named Executive Officers.”

Name and principal position	Year	Salary ($)	Stock Awards ($)(1)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Kevin D. Maroney President and Chief Executive Officer	2019 2018	226,600 220,000	— —	— —	13,596 9,900	91,354 84,323	331,550 314,223
Michael R. Giancursio Executive Vice President and Chief Lending Officer	2019 2018	169,950 165,000	— —	— —	8,922 6,188	26,152 10,904	205,024 182,092
Angela M. Krezmer Senior Vice President and Chief Financial Officer	2019 2018	120,000 100,000	— 35,040	— 13,100	9,360 5,400	11,101 8,601	140,461 162,141

(1)	The amounts for the year ended December 31, 2018 represent the grant date fair value of the stock and option awards granted to the named executive officers under the 2017 Equity Incentive Plan. The grant date fair value of the stock and option awards have been computed in accordance with the stock-based compensation accounting rules (FASB ASC Topic 718). Assumptions used in the calculations of these amounts are included in note 9 to the Company’s audited financial statements.
(2)	The compensation represented by the amounts for 2019 set forth in the All Other Compensation column for the Named Executive Officers is detailed in the following table. ESOP allocations for the year ended December 31, 2019 were 277 shares for Mr. Maroney, 190 shares for Mr. Giancursio, and 126 shares for Ms. Krezmer. The ESOP value in the table below is based on the Company’s closing stock price as of December 31, 2019 of $17.38 per share.

Other Compensation
	401(k) Plan Contributions	ESOP Contributions	SERP Contributions	Supplemental Disability Insurance Premiums	Country Club and Automobile Allowance	Total All Other Compensation
Kevin D. Maroney	$18,592	$4,814	$45,186	$1,316	$21,446	$91,354
Michael R. Giancursio	$13,282	$3,302	$—	$1,126	$8,442	$26,152
Angela M. Krezmer	$8,610	$2,190	$—	$301	$—	$11,101

Amounts included in the “Stock Awards” and “Option Awards” columns of the summary compensation table for the year ended December 31, 2018 represent grants under the Company’s 2017 Equity Incentive Plan. Notwithstanding that (1) these awards vest ratably over a five-year period following the grant date; and (2) the annual financial statement expense that the Company is required to recognize for these grants will be expensed ratably over the vesting period and will be significantly less than the amounts included in the “Stock Awards” and “Option Awards” columns for the year ended December 31, 2018, the Securities and Exchange Commission rules require that the Company report the full grant date fair value of restricted stock and stock option awards in the year in which the grants are made. In addition, with respect to the stock options, the actual value, if any, realized by any named executive officer from any stock options will depend on the extent to which the market value of the Company common stock exceeds the exercise price of the stock option on the date of exercise. Accordingly, there is no assurance that the value realized by a named executive officer will be at or near the value estimated above in the “Options Awards” column.

Outstanding Equity Awards at Year End. The following table sets forth information with respect to outstanding equity awards as of December 31, 2019 for the named executive officers. All equity awards reflected in this table were granted pursuant to the Company’s 2017 Equity Incentive Plan, described below.

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(7)
Kevin D. Maroney	19,416	(1)	29,124	—	$16.72	10/02/2027	11,646	(4)	$202,407
Michael R. Giancursio	2,400	(2)	3,600	—	$16.69	10/30/2027	1,500	(5)	$26,070
Angela M. Krezmer	1,000	(3)	4,000	—	$17.52	01/05/2028	1,600	(6)	$27,808

(1)	Options vest in five equal annual installments commencing on October 2, 2018.
(2)	Options vest in five equal annual installments commencing on October 30, 2018.
(3)	Options vest in five equal annual installments commencing on January 5, 2019.
(4)	Stock awards vest in five equal annual installments commencing on October 2, 2018.
(5)	Stock awards vest in five equal annual installments commencing on October 30, 2018.
(6)	Stock awards vest in five equal annual installments commencing on January 5, 2019.
(7)	Based on the $17.38 per share trading price of the Company common stock on December 31, 2019.

Agreements and Benefit Plans

Employment Agreement with Kevin D. Maroney. Fairport Savings Bank entered into an employment agreement with Mr. Maroney, effective as of January 1, 2018. The employment agreement supersedes and replaces Mr. Maroney’s change in control agreement with Fairport Savings Bank dated March 28, 2012. The employment agreement has an initial term of three years and renews annually such that the remaining term will be three years, unless otherwise terminated. Notwithstanding the foregoing, in the event of a change in control of the Company or Fairport Savings Bank, the term will automatically be extended to expire no less than three years beyond the effective date of the change in control.

The employment agreement provides base salary to Mr. Maroney for his services, which beginning on March 1, 2019, was $225,000. The base salary may be increased, but not decreased. In addition to the base salary, the agreement provides for, among other things, participation in bonus programs and other employee pension benefit and fringe benefit plans applicable to executive employees, a monthly automobile allowance, and other reasonable business expenses incurred.

In the event of Mr. Maroney’s involuntary termination of employment for reasons other than cause, disability or death, or in the event of his resignation for “good reason,” he will receive a severance payment equal to the higher of the amount of base salary that would have been earned by Mr. Maroney had he remained employed with Fairport Savings Bank for the greater of: (1) 12 months; or (2) the remaining term of the agreement (the “Benefit Period”). Such payment will be payable in a lump sum within 30 days following Mr. Maroney’s date of termination. Additionally, Mr. Maroney would be entitled to the continuation, at Fairport Savings Bank’s expense, of life insurance coverage and non-taxable medical and dental insurance coverage upon the earlier of: (1) the completion of the Benefit Period; or (2) the date on which Mr. Maroney becomes a full-time employee of another employer, provided he is entitled to benefits that are substantially similar to the health and welfare benefits provided by Fairport Savings Bank. For purposes of the employment agreement, “good reason” is defined as: (1) a material reduction in Mr. Maroney’s base salary, (2) a material reduction in Mr. Maroney’s authority, duties or responsibilities from the position and attributes associated with serving as President and Chief Executive Officer, (3) a relocation of Mr. Maroney’s principal place of employment by more than 25 miles from its location at the effective date of the employment agreement or (4) a material breach of the employment agreement by Fairport Savings Bank.

In the event of a termination for any reason following a change in control of Fairport Savings Bank or the Company, Mr. Maroney (or, in the event of his death, his beneficiary) would be entitled to a severance payment equal to three times the sum of Mr. Maroney’s highest base salary during the term of the employment agreement, and the highest annual cash bonus paid to, or earned by, Mr. Maroney during the calendar year of the change in control or either of the two calendar years immediately preceding the change in control. Such severance will be paid as a lump sum within 30 days following Mr. Maroney’s date of termination. Moreover, Mr. Maroney would be entitled to the continuation, at Fairport Savings Bank’s expense, of life insurance and non-taxable medical and dental coverage until the earlier of: (1) the date which is three years from Mr. Maroney’s date of termination or (2) the date on which Mr. Maroney becomes a full-time employee of another employer, provided Mr. Maroney is entitled to the benefits that are substantially similar to the health and welfare benefits provided by Fairport Savings Bank.

If Mr. Maroney becomes disabled during the term of the agreement, the agreement shall terminate and Mr. Maroney would have no right to receive any other compensation or benefits under the agreement. In the event Mr. Maroney dies while employed by Fairport Savings Bank, his estate or designated beneficiary will be paid Mr. Maroney’s base salary for one year and his spouse and dependents would continue to receive non-taxable medical and dental coverage comparable to the coverage currently maintained by the bank for Mr. Maroney and his family.

While employed and for a period of 12 months following his date of termination for any reason (except if such termination occurs on or after a change in control), Mr. Maroney will be subject to non-competition and non-solicitation covenants.

Executive Compensation Clawback Agreement with Kevin D. Maroney. On February 23, 2012, Fairport Savings Bank entered into an Executive Compensation Clawback Agreement with Mr. Maroney. Under the agreement, Mr. Maroney acknowledges that he will not be entitled to receive any payments due under the annual Incentive Compensation Program offered by Fairport Savings Bank (the “Incentive Plan”) and/or may be required to repay any payments previously received under the Incentive Plan in the following circumstances: (1) Mr. Maroney’s Incentive Plan payment was conditioned upon achieving certain financial results that were subsequently the subject of a substantial restatement of Fairport Savings Bank’s financial statements and Mr. Maroney engaged in misconduct that caused the need for the substantial restatement, and a lower payment would have been made to Mr. Maroney based upon the restated financial results, or (2) the board of directors of Fairport Savings Bank determines that Mr. Maroney has engaged in fraud, gross negligence or willful misconduct detrimental to Fairport Savings Bank. If Fairport Savings Bank determines that one of the circumstances described above has occurred, Mr. Maroney will be notified and will have ten days to request a reconsideration of Fairport Savings Bank’s determination. If Mr. Maroney fails to request reconsideration and/or Fairport Savings Bank elects not to reconsider its determination, he will be liable for repayment of all Incentive Plan payments paid within the preceding three years or during the period of conduct examined, whichever is longer. Fairport Savings Bank is entitled to offset any such liability against any compensation owed to him by Fairport Savings Bank and he will become ineligible to receive any further Incentive Plan payments. In the event Mr. Maroney is required to repay any amount to Fairport Savings Bank, such repayment will be due within one year from Fairport Savings Bank’s notification of the repayment obligation. In the event such repayment obligation triggers income tax penalties to Fairport Savings Bank or Mr. Maroney, Mr. Maroney will be solely responsible for the payment of such taxes.

Change in Control Agreement with Michael R. Giancursio. On October 30, 2017, Fairport Savings Bank entered into a change in control agreement with Mr. Giancursio. The agreement provides that if Mr. Giancursio either: (1) is terminated by Fairport Savings Bank (or any successor) for any reason other than for cause; or (2) voluntarily resigns for “good reason” within 24 months following a change in control of Fairport Savings Bank or the Company, Mr. Giancursio will be entitled to a payment equal to two times the sum of his highest annual base salary at any time under the agreement and the highest annual cash bonus paid to, or earned by, Mr. Giancursio during the calendar year of the change in control or either of the two calendar years immediately preceding the change in control. Such payment shall be payable within 10 business days following his date of termination, and will be subject to applicable withholding taxes. In the event of death, the benefit will be paid to Mr. Giancursio’s surviving spouse or, if no surviving spouse, to his estate. In addition, Mr. Giancursio would be entitled, at no expense, to the continuation of substantially similar life, health and disability insurance coverage for 18 months following his date of termination.

Notwithstanding the foregoing, the payments required under the agreement will be reduced to the extent necessary to avoid penalties under Section 280G of the Internal Revenue Code.

Change in Control Agreement with Angela M. Krezmer. On January 1, 2018, Fairport Savings Bank entered into a change in control agreement with Ms. Krezmer. The agreement provides that if Ms. Krezmer either: (1) is terminated by Fairport Savings Bank (or any successor) for any reason other than for cause; or (2) voluntarily resigns for “good reason” within 24 months following a change in control of Fairport Savings Bank or the Company, Ms. Krezmer will be entitled to a payment equal to two times the sum of her highest annual base salary at any time under the agreement and the highest annual cash bonus paid to, or earned by, Ms. Krezmer during the calendar year of the change in control or either of the two calendar years immediately preceding the change in control. Such payment shall be payable within 10 business days following her date of termination, and will be subject to applicable withholding taxes. In the event of death, the benefit will be paid to Ms. Krezmer’s surviving spouse or, if no surviving spouse, to her estate. In addition, Ms. Krezmer would be entitled, at no expense, to the continuation of substantially similar life, health and disability insurance coverage for 18 months following her date of termination.

Notwithstanding the foregoing, the payments required under the agreement will be reduced to the extent necessary to avoid penalties under Section 280G of the Internal Revenue Code.

Annual Incentive Plan. On January 1, 2012, the Annual Incentive Plan, a cash-incentive bonus plan, was adopted to align the interests of eligible employees with the overall performance of the Company and Fairport Savings Bank.

Employees selected by the Compensation Committee, which includes the Named Executive Officers, are eligible to participate in the plan. For each plan year (which is the calendar year), each participant will be granted an annual bonus award opportunity, designated as a percentage of base salary, subject to the satisfaction of certain performance objectives specified by the compensation committee for each participant. The specific performance objectives are determined annually by the Compensation Committee, and generally include objective performance targets on financial performance, growth, asset quality and risk management and subjective performance objectives, such as particular qualitative factors for the participant, based on his or her duties for Fairport Savings Bank. Each performance objective will specify level of achievements at “threshold,” “target” and “maximum” levels and will be weighted by priority as a percentage of the total annual bonus award payable to the participant. The annual bonus award earned is payable to each participant in a cash lump sum within 2.5 months following the end of each plan year, to the extent the performance objectives are determined to be satisfied by the Compensation Committee. Payment of an award is also contingent on the participant’s individual performance meeting expectations, as determined by the Compensation Committee.

For 2019, the Compensation Committee established the following range of annual cash incentive opportunities for threshold, target and maximum achievement (as a percentage of base salary):

Executive Officer	Threshold	Target	Maximum
Kevin D. Maroney	15%	20%	25%
Michael R. Giancursio	15%	20%	25%
Angela M. Krezmer	12%	15%	18%

Based on both the satisfaction of company and individual performance goals, Messrs. Maroney and Giancursio and Ms. Krezmer earned a bonus with respect to the 2019 performance period equal to $13,596, $8,922 and $9,360 respectively.

Supplemental Executive Retirement Plans. Effective August 1, 2010, Fairport Savings Bank established a Supplemental Executive Retirement Plan (“SERP”) with Mr. Maroney, which is a non-qualified defined benefit plan. Under the terms of the SERP, upon separation from service after attaining age 65, Fairport Savings Bank will pay Mr. Maroney an annual benefit of $40,000, payable in equal monthly installments for 15 years commencing on the first day of the month after his separation from service. If Mr. Maroney has a separation from service before age 65 or within 24 months after a change in control (as defined in the SERP) or if he experiences a disability (as defined in the SERP) before age 65 or if he dies, then he will be paid a lump sum equal to the accrual balance under the SERP on the first day of the month following his separation from service. However, no SERP benefits are payable if Mr. Maroney’s separation from service is for cause (as defined in the SERP).

If Mr. Maroney is a “specified employee” on the date of his separation from service for any reason (other than due to death or disability), his SERP benefit shall commence or be paid no earlier than the first day of the seventh month following his separation from service.

On December 19, 2019, Fairport Savings Bank adopted an amendment to the SERP with Mr. Maroney. The total amount payable under the SERP in the event of Mr. Maroney’s qualifying termination event following a change in control is $600,000, which is payable in a cash lump sum. All other terms of the SERP remain unchanged.

Fairport Savings Bank also established a Supplemental Executive Retirement Plan, effective May 1, 2006, for Mr. Gavenda. In connection with Mr. Gavenda’s retirement on December 31, 2017, he is entitled to an annual payment under the plan of $60,000, payable for 15 years commencing on July 1, 2018.

401(k) Plan. Fairport Savings Bank maintains the Fairport Savings Bank 401(k) Savings Plan, a tax-qualified defined contribution retirement plan (the “401(k) Plan”), for all employees who have satisfied the 401(k) plan’s eligibility requirements. Employees are eligible to participate in the 401(k) Plan upon attainment of age 19 and completion of one year of service.

A participant may contribute up to 100% of his or her compensation to the 401(k) Plan on a pre-tax basis, subject to the limitations imposed by the Internal Revenue Code. For the 2019 calendar year, the maximum salary deferral contribution that can be made by a participant is $19,000, provided however that a participant over age 50 may contribute an additional $6,000 to the 401(k) Plan. In addition to salary deferral contributions, Fairport Savings Bank will make a matching contribution equal to 100% of the first 6% of the compensation that is deferred by the participant during the plan year. In addition, Fairport Savings Bank may make a discretionary contribution of up to 2% of each eligible employee’s annual base compensation. A participant is always 100% vested in his or her salary deferral contributions. All employer contributions vest at a rate of 20% per year, beginning after the participant’s completion of his or her first year of service, such that the participant will be fully vested upon completion of five years of credited service. Generally, a participant (or participant’s beneficiary) may receive a distribution from his or her vested account at retirement (age 65), early retirement (age 55 and five years of vesting service), death, disability, or termination of employment.

Each participant has an individual account under the 401(k) plan and may direct the investment of his or her account among a variety of investment options available.

Stock Benefit Plans

Employee Stock Ownership Plan and Trust. Fairport Savings Bank adopted the Fairport Savings Bank Employee Stock Ownership Plan (the “ESOP”) in connection with FSB Community Bankshares, Inc.’s 2007 initial stock offering. As part of the offering, the ESOP borrowed funds from FSB Community and used those funds to purchase 69,972 shares of the common stock.

On July 13, 2016 concurrent with the completion of the conversion of FSB Community Bankshares, MHC from the mutual holding company to stock holding company form of the organization, shares of common stock of FSB Community owned by the ESOP were exchanged for shares of the Company’s common stock pursuant to an exchange ratio. The shares of the common stock are the collateral for the loan. Employees who are at least 21 years old with at least one year of employment with Fairport Savings Bank are eligible to participate. The loan has a term of 20 years and is repaid principally from discretionary contributions by Fairport Savings Bank to the ESOP. The loan may be repaid over a shorter period, without penalty for prepayments. The interest rate is an adjustable rate equal to the prime rate, as published in the Wall Street Journal as of January 1 of each calendar year.

The shares purchased with the loan are held in a suspense account and are allocated to participants’ accounts in the employee stock ownership plan as the loan is repaid. Participants will have no interest in the shares in the suspense account and only have an interest in the shares actually allocated to their accounts as the loan is repaid. Allocations are made to each participant’s account in the ratio that his or her compensation bears to the compensation of all plan participants during the plan year. Benefits under the plan become vested at the rate of 20% per year, starting upon completion of two years of credited service, and will be fully vested upon completion of six years of credited service, with credit given to participants for up to three years of credited service with Fairport Savings Bank prior to the adoption of the plan. A participant’s interest in his account under the plan will also fully vest in the event of termination of service due to a participant’s normal retirement, death, disability, or upon a change in control (as defined in the plan). Vested benefits will be payable generally in the form of common stock, or to the extent participants’ accounts contain cash, benefits will be paid in cash. Pursuant to the accounting guidance governing employers’ accounting for employee stock ownership plans, the Company is required to record compensation expense each year in an amount equal to the fair market value of the shares released from the suspense account. For the year ended December 31, 2019, this expense was $66,050.

2017 Equity Incentive Plan. On August 29, 2017, the stockholders of the Company approved the 2017 Equity Incentive Plan (the “Equity Plan”) which provides for the grant of stock-based awards to its Directors and executive officers of the Company and Fairport Savings Bank. The Equity Plan authorizes the issuance or delivery of up to 271,839 shares of the Company common stock pursuant to grants of restricted stock awards, incentive stock options, and non-qualified stock options; provided, however, that the maximum number of shares of stock that may be delivered pursuant to the exercise of stock options is 194,171 (all of which may be granted as incentive stock options) and the maximum number of shares of restricted stock that may be granted is 77,668.

The Equity Plan is administered by the members of the Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) who are “Disinterested Board Members” as defined in the Equity Plan. The Compensation Committee has the authority and discretion to select the persons who will receive the awards; establish the terms and conditions relating to each award; adopt rules and regulations relating to the Equity Plan; and interpret the Equity Plan. The Equity Plan also permits the Compensation Committee to delegate all or any portion of its responsibilities and powers.

The Company’s executive officers and outside directors are eligible to receive awards under the Equity Plan. Awards may be granted in a combination of restricted stock awards, incentive stock options, and non-qualified stock options. The exercise price of stock options granted under the Equity Plan may not be less than the fair market value on the date the stock option is granted. Stock options are subject to vesting conditions and restrictions as determined by the Compensation Committee. Stock awards under the Equity Plan will be granted only in whole shares of common stock. All restricted stock and stock option grants will be subject to conditions established by the Compensation Committee that are set forth in the award agreement.

There were no stock awards or stock options granted during year ended December 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth below is information as of December 31, 2019 regarding equity compensation plans categorized by those plans that have been approved by the Company's stockholders. There are no plans that have not been approved by the Company's stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price	Number of Securities Remaining Available for Issuance Under Plan
Equity compensation plans approved by stockholders	172,080	$16.82	28,657
Equity compensation plans not approved by stockholders	—	—	—
Total	172,080	$16.82	28,657

The following table shows as of March 5, 2020, the beneficial ownership of the Company common stock by persons, or groups of persons, known by the Company to beneficially own more than 5% of the Company common stock.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1)	Percent of Shares of Common Stock Outstanding
Lawrence B. Seidman(2) 1000 Lanidex Plaza, 1st Floor Parsippany, New Jersey 07054	116,100	5.98%

MFP Partners, L.P.(3) 909 Third Avenue, 33rd Floor New York, New York 10022	181,713	9.36%

(1)	In accordance with Rule 13d-3 under the Exchange Act, shares of common stock are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares.
(2)	On a Schedule 13D filed with the SEC on November 28, 2017, Seidman and Associates, L.L.C. reported sole dispositive and voting power with respect to 20,013 shares of the Company common stock; Seidman Investment Partnership, L.P. reported sole dispositive and voting power with respect to 27,013 shares of the Company common stock; Seidman Investment Partnership II, L.P. reported sole dispositive and voting power with respect to 21,046 shares of the Company common stock; Seidman Investment Partnership III, L.P. reported sole dispositive and voting power with respect to 4,584 shares of the Company common stock; LSBK06-08, L.L.C. reported sole dispositive and voting power with respect to 10,808 shares of the Company common stock; Broad Park Investors, L.L.C. reported sole dispositive and voting power with respect to 12,724 shares of the Company common stock; Chewy Gooey Cookies, L.P. reported sole dispositive and voting power with respect to 4,050 shares of the Company common stock; CBPS, LLC reported sole dispositive and voting power with respect to 15,772 shares of the Company common stock; Veteri Place Corporation reported sole dispositive and voting power with respect to 74,729 shares of the Company common stock; JBRC I, LLC reported sole dispositive and voting power with respect to 4,584 shares of the Company common stock; and Lawrence B. Seidman reported sole dispositive and voting power with respect to 116,100 shares of the Company common stock.
(3)	On a Schedule 13G/A filed with the SEC on February 14, 2019, MFP Partners, L.P. reported shared dispositive and voting power with respect to 181,713 shares of the Company common stock; MFP Investors LLC reported shared dispositive and voting power with respect to 181,713 shares of the Company common stock; and Michael F. Price reported shared dispositive and voting power with respect to 181,713 shares of the Company common stock.

Security Ownership of Management

The following table shows as of March 5, 2020, the beneficial ownership of the Company common stock of each director and named executive officer and of all current directors and executive officers of the Company as a group.

Name	Position(s) Held With FSB Bancorp, Inc.	Shares Beneficially Owned(1)		Percent of Class
DIRECTORS

Dana C. Gavenda	Chairman of the Board	71,505	(2)	3.6%
Thomas J. Weldgen	Director	6,050	(3)	*
Kevin D. Maroney	President, Chief Executive Officer and Director	54,559	(4)	2.7%
Stephen J. Meyer	Director	7,300	(5)	*
Alicia H. Pender	Director	7,888	(6)	*
Dawn DePerrior	Director	6,800	(7)	*
Lowell C. Patric	Director	13,844	(8)	*
James E. Smith	Director	8,138	(9)	*

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Kathleen M. Dold	Senior Vice President, Lending	5,810	(10)	*
Michael R. Giancursio	Executive Vice President and Chief Lending Officer	5,090	(11)	*
Cheryl M. Gregory	Senior Vice President, Retail Banking	5,751	(12)	*
Angela M. Krezmer	Senior Vice President, Chief Financial Officer	4,785	(13)	*
All Directors and Executive Officers as a Group (12 persons)		197,520		9.9%

*	Less than 1%.

(1)	In accordance with Rule 13d-3 under the Exchange Act, shares of common stock are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares.
(2)	Includes 17,036 shares allocated to Mr. Gavenda’s ESOP account, 11,646 shares of unvested restricted stock, 9,988 shares in his FSB Savings Plan account, 54 shares held by Mr. Gavenda’s wife, and 19,416 shares that can be acquired pursuant to stock options within 60 days of March 5, 2020.
(3)	Includes 1,500 shares of unvested restricted stock, 50 shares held by Mr. Weldgen’s wife, and 2,800 shares that can be acquired pursuant to stock options within 60 days of March 5, 2020.
(4)	Includes 11,646 shares of unvested restricted stock, 7,445 shares allocated to Mr. Maroney’s ESOP account, 8,288 shares in his FSB Savings Plan account, and 19,416 shares that can be acquired pursuant to stock options within 60 days of March 5, 2020.
(5)	Includes 1,500 shares of unvested restricted stock and 2,800 shares that can be acquired pursuant to stock options within 60 days of March 5, 2020.
(6)	Includes 1,500 shares of unvested restricted stock, 1,500 shares held by Ms. Pender’s husband, and 2,800 shares that can be acquired pursuant to stock options within 60 days of March 5, 2020.
(7)	Includes 1,500 shares of unvested restricted stock and 2,800 shares that can be acquired pursuant to stock options within 60 days of March 5, 2020.
(8)	Includes 1,500 shares of unvested restricted stock and 2,800 shares that can be acquired pursuant to stock options within 60 days of March 5, 2020.
(9)	Includes 1,500 shares of unvested restricted stock and 2,800 shares that can be acquired pursuant to stock options within 60 days of March 5, 2020.
(10)	Includes 1,600 shares of unvested restricted stock, 1,810 shares allocated to Ms. Dold’s ESOP account, and 2,000 shares that can be acquired pursuant to stock options within 60 days of March 5, 2020.
(11)	Includes 1,500 shares of unvested restricted stock, 190 shares allocated to Mr. Giancursio’s ESOP account, and 2,400 shares that can be acquired pursuant to stock options within 60 days of March 5, 2020.
(12)	Includes 1,600 shares of unvested restricted stock, 1,251 shares allocated to Ms. Gregory’s ESOP account, 500 shares held by Ms. Gregory’s husband, and 2,000 shares that can be acquired pursuant to stock options within 60 days of March 5, 2020.
(13)	Includes 1,600 shares of unvested restricted stock, 785 shares allocated to Ms. Krezmer’s ESOP account, and 2,000 shares that can be acquired pursuant to stock options within 60 days of March 5, 2020.

For purposes of these tables above, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days. All shares of common stock indicated in the above tables are subject to the sole investment and voting power of the identified person, except as otherwise set forth in the footnotes above. All data included in the footnotes above is as of March 5, 2020. The percentages of beneficial ownership in the tables above are calculated in relation to the 1,940,661 shares of the Company common stock issued and outstanding as of March 5, 2020.

Unless otherwise specified, the address of each listed director or executive officer is c/o FSB Bancorp, Inc., 45 South Main Street, Fairport, NY 14450.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Sarbanes-Oxley Act generally prohibits us from making loans to the Company’s executive officers and directors, but it contains a specific exemption from such prohibition for loans made by Fairport Savings Bank to the Company’s executive officers and directors in compliance with federal banking regulations.

The aggregate amount of the Company’s outstanding loans to its officers and directors and their related entities was approximately $469,000 at December 31, 2019. All of such loans were made in the ordinary course of business, were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to us, and did not involve more than the normal risk of collectibility or present other unfavorable features. These loans were performing according to their repayment terms at December 31, 2019, and were made in compliance with federal banking regulations.

In accordance with the listing standards of the Nasdaq Stock Market, any transactions that would be required to be reported under this section of the Annual Report on Form 10-K must be approved by the Company’s Audit Committee or another independent body of the board of directors. In addition, any transaction with a director is reviewed by and subject to approval of the members of the board of directors who are not directly involved in the proposed transaction to confirm that the transaction is on terms that are no less favorable as those that would be available to us from an unrelated party through an arms-length transaction.

Director Independence

The Company Board of Directors has determined that each of its directors, with the exception of Messrs. Maroney and Gavenda, is “independent” as defined in the listing standards of the Nasdaq Stock Market. Mr. Maroney is not independent because he is one of the Company’s executive officers. Mr. Gavenda is not independent because he served as an executive officer of the Company and Fairport Savings Bank within the last three years. There were no transactions to be disclosed that were not required to be disclosed under “Related Party Transactions” above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Bonadio & Co., LLP during the years ended December 31, 2019 and 2018.

Audit Fees. The aggregate fees billed to us by Bonadio & Co., LLP for professional services rendered for the audit of our annual consolidated financial statements, review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by Bonadio & Co., LLP in connection with statutory and regulatory filings and engagements were $53,250 and $82,400 for the years ended December 31, 2019 and 2018, respectively. In 2018, there were also $28,622 in additional fees billed to us by Bonadio & Co., LLP for professional services related to the restatement of the audited financial statements in the Annual Report on Form 10-K/A for the year ended December 31, 2017, the unaudited financial statements in the Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2018, and consultation services related to our New York State mortgage recording tax credit audit.

Audit Related Fees. There were no fees billed to us by Bonadio & Co., LLP for assurance and related services rendered by Bonadio & Co., LLP that are reasonably related to the performance of the audit of and review of the consolidated financial statements and that are not already reported in “Audit Fees,” above, during the years ended December 31, 2019 or 2018.

Tax Fees. The aggregate fees billed to us by Bonadio & Co., LLP for tax service fees rendered for the review of quarterly and annual tax provision calculations as well as the preparation and filing of annual income tax returns were $18,500 and $18,750 for the years ended December 31, 2019 and 2018, respectively.

All Other Fees. There were no other fees billed to us by Bonadio & Co., LLP during 2019 or 2018.

The Audit Committee preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by Bonadio & Co., LLP, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The documents filed as a part of this Annual Report on Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets – as of December 31, 2019 and 2018
(C)	Consolidated Statements of Income – years ended December 31, 2019 and 2018
(D)	Consolidated Statements of Comprehensive Income – years ended December 31, 2019 and 2018
(E)	Consolidated Statements of Stockholders’ Equity – years ended December 31, 2019 and 2018
(F)	Consolidated Statements of Cash Flows – years ended December 31, 2019 and 2018
(G)	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

2.1	Agreement and Plan of Reorganization, dated December 19, 2019, by and between Evans Bancorp, Inc., MMS Merger Sub, Inc. and FSB Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of Evans Bancorp, Inc.’s Current Report on Form 8-K (File No. 001-35021) filed with the SEC on December 20, 2019).
2.2	Amendment No. 1 to the Agreement and Plan of Reorganization, dated March 5, 2020, by and between Evans Bancorp, Inc., MMS Merger Sub, Inc. and FSB Bancorp, Inc.
3.1	Articles of Incorporation of FSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
3.2	Bylaws of FSB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on April 28, 2016).
4.1	Form of Common Stock Certificate of FSB Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
4.2	Description of Common Stock
10.1	Employment Agreement by and between Fairport Savings Bank and Kevin D. Maroney dated October 26, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831) filed with the Securities and Exchange Commission on October 31, 2017).

10.2	Supplemental Executive Retirement Plan for Dana C. Gavenda (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.3	Supplemental Executive Retirement Plan Kevin D. Maroney (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.4	Executive Compensation Clawback Agreement with Kevin D. Maroney (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.5	FSB Bancorp, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.6	FSB Bancorp, Inc. 2017 Equity Incentive Plan (incorporated by reference to Appendix A of the definitive Proxy Statement (File No. 001-37831) filed with the Securities and Exchange Commission on July 19, 2017).
10.7	Amendment to Fairport Savings Bank Supplemental Executive Retirement Plan, dated September 27, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831), filed with the Securities and Exchange Commission on October 3, 2017).
10.8	Amendment to the Supplemental Executive Retirement Agreement between Fairport Savings Bank and Kevin D. Maroney, dated September 27, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831), filed with the Securities and Exchange Commission on October 3, 2017).
10.9	Form of Restricted Stock Award Agreements (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-220742), filed with the Securities and Exchange Commission on September 29, 2017).
10.10	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-220742), filed with the Securities and Exchange Commission on September 29, 2017).
10.11	Form of Non-Statutory Stock Option Award Agreements (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-220742), filed with the Securities and Exchange Commission on September 29, 2017).
10.12	Change in Control Agreement by and between Fairport Savings Bank and Angela M. Krezmer dated December 20, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831) filed with the Securities and Exchange Commission on December 20, 2017).
10.13	Change in Control Agreement by and between Fairport Savings Bank and Michael R. Giancursio dated October 30, 2017 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of FSB Bancorp, Inc. (File No. 001-37831) filed with the Securities and Exchange Commission on March 27, 2019).
10.14	Third Amendment to the Supplemental Executive Retirement Agreement by and between Fairport Savings Bank and Kevin D. Maroney, dated December 19, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831) filed with the Securities and Exchange Commission on December 20, 2019).
13	2019 Annual Report to Stockholders
23	Consent of Bonadio & Co., LLP
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

ITEM 16.	FORM 10-K SUMMARY

The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSB BANCORP, INC.

Date: March 30, 2020	By:	/s/ Kevin D. Maroney
Kevin D. Maroney
President and Chief Executive Officer
(Duly Authorized Representative)

/s/ Kevin D. Maroney	President, Chief Executive Officer and Director	March 30, 2020
Kevin D. Maroney	(Principal Executive Officer)

/s/ Angela M. Krezmer	Chief Financial Officer	March 30, 2020
Angela M. Krezmer	(Chief Accounting and Financial Officer)

/s/ Dana C. Gavenda	Chairman of the Board	March 30, 2020
Dana C. Gavenda

/s/ Dawn DePerrior	Director	March 30, 2020
Dawn DePerrior

/s/ Stephen Meyer	Director	March 30, 2020
Stephen Meyer

/s/ Lowell C. Patric	Director	March 30, 2020
Lowell C. Patric

/s/ Alicia H. Pender	Director	March 30, 2020
Alicia H. Pender

/s/ James E. Smith	Director	March 30, 2020
James E. Smith

/s/ Thomas Weldgen	Director	March 30, 2020
Thomas Weldgen

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization, dated December 19, 2019, by and between Evans Bancorp, Inc., MMS Merger Sub, Inc. and FSB Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of Evans Bancorp, Inc.’s Current Report on Form 8-K (File No. 001-35021) filed with the SEC on December 20, 2019).
2.2	Amendment No. 1 to the Agreement and Plan of Reorganization, dated March 5, 2020, by and between Evans Bancorp, Inc., MMS Merger Sub, Inc. and FSB Bancorp, Inc.
3.1	Articles of Incorporation of FSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
3.2	Bylaws of FSB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on April 28, 2016).
4.1	Form of Common Stock Certificate of FSB Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
4.2	Description of Common Stock
10.1	Employment Agreement by and between Fairport Savings Bank and Kevin D. Maroney dated October 26, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831) filed with the Securities and Exchange Commission on October 31, 2017).
10.2	Supplemental Executive Retirement Plan for Dana C. Gavenda (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.3	Supplemental Executive Retirement Plan Kevin D. Maroney (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.4	Executive Compensation Clawback Agreement with Kevin D. Maroney (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.5	FSB Bancorp, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of FSB Bancorp, Inc. (File No. 333-210129), filed with the Securities and Exchange Commission on March 11, 2016).
10.6	FSB Bancorp, Inc. 2017 Equity Incentive Plan (incorporated by reference to Appendix A of the definitive Proxy Statement (File No. 001-37831) filed with the Securities and Exchange Commission on July 19, 2017).
10.7	Amendment to Fairport Savings Bank Supplemental Executive Retirement Plan, dated September 27, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831), filed with the Securities and Exchange Commission on October 3, 2017).
10.8	Amendment to the Supplemental Executive Retirement Agreement between Fairport Savings Bank and Kevin D. Maroney, dated September 27, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831), filed with the Securities and Exchange Commission on October 3, 2017).
10.9	Form of Restricted Stock Award Agreements (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-220742), filed with the Securities and Exchange Commission on September 29, 2017).
10.10	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-220742), filed with the Securities and Exchange Commission on September 29, 2017).
10.11	Form of Non-Statutory Stock Option Award Agreements (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-220742), filed with the Securities and Exchange Commission on September 29, 2017).
10.12	Change in Control Agreement by and between Fairport Savings Bank and Angela M. Krezmer dated December 20, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831) filed with the Securities and Exchange Commission on December 20, 2017).
10.13	Change in Control Agreement by and between Fairport Savings Bank and Michael R. Giancursio dated October 30, 2017 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of FSB Bancorp, Inc. (File No. 001-37831) filed with the Securities and Exchange Commission on March 27, 2019).
10.14	Third Amendment to the Supplemental Executive Retirement Agreement by and between Fairport Savings Bank and Kevin D. Maroney, dated December 19, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of FSB Bancorp, Inc. (File No. 001-37831) filed with the Securities and Exchange Commission on December 20, 2019).
13	2019 Annual Report to Stockholders
23	Consent of Bonadio & Co., LLP
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements